Form 10-Q
period 1994-01-31
RECOGNITION INTERNATIONAL INC
filed 1994-03-15
CIK 82523

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               (Mark One)
         /X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1994

                                       OR

         / /   TRANSITION REPORT PURSUANT TO SECTION 13
               OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________________ to ___________________

                         Commission file number 1-7916

                         RECOGNITION INTERNATIONAL INC.
             (Exact name of Registrant as specified in its charter)


   DELAWARE                                    75-1080346
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)


2701 EAST GRAUWYLER ROAD, IRVING, TEXAS        75061
(Address or principal executive offices)       (Zip Code)

Registrant's telephone number, including area code (214) 579-6000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X                 NO
     -----                   -----


At March 9, 1994, the Registrant had outstanding 14,921,690 shares of its Common Stock, par value $.25 per share.

                RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                                                    PAGE NO.
                                                                                                    --------
PART I.   FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS.
             ---------------------

             Consolidated Balance Sheet as of                                                          1
                   January 31, 1994 and October 31, 1993.

             Consolidated Statement of Operations -                                                    2
                   Three Months Ended January 31, 1994 and 1993.

             Consolidated Statement of Cash Flows -                                                    3
                   Three Months Ended January 31, 1994 and 1993.

             Notes to Consolidated Financial Statements.                                               4

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             -------------------------------------------------
             CONDITION AND RESULTS OF OPERATIONS.                                                      5
             ------------------------------------

PART II.  OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                                                         8
             ---------------------------------

             (a) Exhibits
             (b) Reports on Form 8-K

SIGNATURES                                                                                             9

INDEX TO EXHIBITS                                                                                     10

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (thousands)

                                                                                 January 31,
                                                                                    1994                  October 31,
                                                                                 (Unaudited)                 1993
                                                                                 -----------              -----------
ASSETS
Current assets:
  Cash and cash equivalents, including
    restricted amounts of $4,704 in 1994
    and $4,731 in 1993                                                             $ 37,051                 $ 53,334
  Short-term investments, including
    restricted amounts of $227 in 1994
    and $231 in 1993                                                                    506                      483
  Receivables - net                                                                  43,234                   45,420
  Inventories:
    Raw materials and parts                                                          11,469                   12,203
    Work in process                                                                   9,837                    6,254
    Finished goods                                                                   11,382                   11,378
  Other current assets                                                                4,823                    3,575
                                                                                   ---------                ---------
Total current assets                                                                118,302                  132,647
                                                                                   ---------                ---------
Property, plant and equipment - net                                                  15,659                   16,403
Service parts - net                                                                  24,464                   19,115
Long-term receivables                                                                 5,294                    4,886
Goodwill - net                                                                       18,067                   18,597
Capitalized software - net                                                            9,188                    8,991
Other assets                                                                         16,324                   16,725
                                                                                   ---------                ---------
Total assets                                                                       $207,298                 $217,364
                                                                                   =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                                                  $  5,691                 $  5,776
  Trade accounts payable                                                              9,897                    9,082
  Domestic and foreign income taxes                                                   1,155                    3,803
  Accrued compensation and benefits                                                   3,178                    6,924
  Advance payments by customers                                                      15,579                   18,397
  Accrued and other current liabilities                                              10,120                   13,621
                                                                                   ---------                ---------
Total current liabilities                                                            45,620                   57,603
                                                                                   ---------                ---------
Long-term debt                                                                       53,656                   53,656
                                                                                   ---------                ---------
Other liabilities                                                                     6,435                    5,303
                                                                                   ---------                ---------
Stockholders' equity:
  Preferred stock, no par value:  authorized
    shares - 800; issued shares - none                                                   --                       --
  Series A junior participating preferred
    stock, no par value:  authorized shares -
    200; issued shares - none                                                            --                       --
  Common stock, $.25 par value:  authorized
    shares - 30,000; issued shares - 14,977
    in 1994 and 14,953 in 1993                                                        3,744                    3,738
  Capital in excess of par value                                                    138,346                  137,865
  Accumulated deficit                                                               (36,711)                 (37,367)
  Translation adjustments                                                            (3,365)                  (3,007)
  Treasury stock                                                                       (427)                    (427)
                                                                                   ---------                ---------
Total stockholders' equity                                                          101,587                  100,802
                                                                                   ---------                ---------
Commitments and contingencies
                                                                                   ---------                ---------
Total liabilities and stockholders' equity                                         $207,298                 $217,364
                                                                                   =========                =========

See notes to consolidated financial statements.

                RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                         (thousands, except per share)

                                                                             Three months ended
                                                                                 January 31,
                                                                            1994             1993
                                                                          --------         --------
Revenues:
  Product                                                                  $18,157          $20,773
  Customer service                                                          32,191           28,255
                                                                           --------         --------

                                                                                             49,028


Cost of revenues:
  Product                                                                   12,021           11,285
  Customer service                                                          19,856           19,676
                                                                           --------         --------

                                                                            31,877           30,961
                                                                           --------         --------

Gross profit                                                                18,471           18,067

Operating expenses:
  Engineering and development                                                4,250            3,862
  Selling and marketing                                                      7,955            7,731
  General and administrative                                                 3,216            3,120
  Amortization and other operating                                             905              839
                                                                           --------         --------

Operating income                                                             2,145            2,515

Interest income                                                                593              526
Interest expense                                                            (1,077)          (1,397)
Foreign exchange gains (losses) - net                                          (43)             157
Other expense - net                                                            (50)            (197)
                                                                           --------         --------

Income before income taxes                                                   1,568            1,604
Provision for income taxes                                                    (912)            (988)
                                                                           --------         --------

Net income                                                                 $   656          $   616
                                                                           ========         ========

Earnings per share                                                         $   .04          $   .05
                                                                           ========         ========

Weighted average shares outstanding                                         15,884           13,141
                                                                           ========         ========


See notes to consolidated financial statements.

                RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                  (thousands)

                                                                                               Three months ended
                                                                                                   January 31,
                                                                                             1994             1993
                                                                                           --------         --------
CASH FLOWS FROM:
OPERATIONS -
Net income                                                                                 $   656           $   616
                                                                                           --------          --------
Adjustments to reconcile net income to
  net cash used for operations:
    Depreciation                                                                             2,710             2,763
    Amortization                                                                             1,591             1,464
    Deferred income taxes                                                                    1,072               (44)
    Sales-type leases and installment sales - net                                             (899)              493
    Net book value of service parts used                                                       250               303
    Decrease in receivables                                                                    658               566
    Increase in inventories                                                                 (2,812)           (3,574)
    Other working capital changes                                                          (11,336)           (7,492)
    Other                                                                                    1,051               635
                                                                                           --------          --------
      Total adjustments                                                                     (7,715)           (4,886)
                                                                                           --------          --------
    Net cash used for operations                                                            (7,059)           (4,270)
                                                                                           --------          --------

INVESTMENTS AND ACQUISITIONS -
Additions to property, plant and equipment                                                    (958)             (860)
Additions to service parts                                                                  (7,041)           (1,467)
Additions to capitalized software                                                             (907)             (828)
Increase in short-term investments                                                             (28)              (16)
Payment for acquisition of business                                                           (218)             (126)
Other                                                                                           39                 5
                                                                                           --------          --------
    Net cash used for investments
      and acquisitions                                                                      (9,113)           (3,292)
                                                                                           --------          --------

FINANCING ACTIVITIES -
Proceeds from issuance of short-term debt                                                        4                43
Repayment of short-term debt                                                                    --               (35)
Repayment of long-term debt                                                                     --              (750)
Issuance of common stock                                                                       224               800
Other                                                                                           --               (58)
                                                                                           --------          --------
    Net cash provided by financing activities                                                  228                --
                                                                                           --------          --------

Effect of exchange rate changes on cash                                                       (339)             (716)
                                                                                           --------          --------

Net decrease in cash and cash equivalents                                                  (16,283)           (8,278)
Cash and cash equivalents at beginning of period                                            53,334            25,851
                                                                                           --------          --------
Cash and cash equivalents at end of period                                                 $37,051           $17,573
                                                                                           ========          ========

Supplemental disclosures of cash flow information:
  Cash paid during the three-month period for:
    Interest                                                                               $    99           $   447
    Income taxes                                                                           $ 2,145           $ 2,488
                                                                                           ========          ========

See notes to consolidated financial statements.

                RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in Recognition's Annual Report on Form 10-K for the year ended October 31, 1993. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments of a normal recurring nature necessary to fairly present Recognition's financial position, results of operations and cash flows. The results of operations for the three months ended January 31, 1994 may not be indicative of the results that may be expected for the year ending October 31, 1994.

(2) Certain amounts in the 1993 financial statements have been reclassified to conform with the 1994 presentation.

(3) At January 31, 1994, Recognition was contingently liable for approximately $2,020,000 under letters of credit issued primarily to customers in connection with sales contracts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CHANGES IN FINANCIAL CONDITION

         Working capital at January 31, 1994 was $72.7 million, a decrease of $2.4 million compared to October 31, 1993. The decrease was a result of a decrease in current assets of $14.3 million, offset by a decrease in current liabilities of $11.9 million.

         The decrease in current assets was due primarily to a decrease in cash and cash equivalents of $16.3 million (see Consolidated Statement of Cash Flows). Accounts receivable decreased $2.2 million reflecting payments received on several large receivables outstanding at October 31, 1993. These decreases were partially offset by increases in inventories and other current assets of $2.9 million and $1.2 million, respectively. The increase in inventories is primarily due to purchases in anticipation of future shipments. Other current assets increased primarily due to prepaid expenses.

         The decrease in current liabilities included a $2.6 million decrease in domestic and foreign income taxes primarily due to payments of 1993 taxes by certain foreign subsidiaries. Accrued compensation and benefits decreased $3.7 million primarily due to the payment of 1993 annual performance bonuses. Advance payments by customers decreased $2.8 million due to revenues recorded in the first quarter of 1994 for which payment was received in 1993. Accrued and other current liabilities decreased $3.5 million primarily due to payments related to restructuring and to sales and property taxes accrued at October 31, 1993.

         At January 31, 1994, Recognition had $37.6 million of cash, cash equivalents and short-term investments, of which $4.9 million was pledged as collateral or otherwise committed to secure certain guarantees and a foreign bank loan. Recognition has a revolving credit facility for up to $25.0 million. The facility contains covenants including maintenance of certain financial ratios, net worth requirements, and restrictions on future borrowings and payment of dividends. Obligations under the facility are secured by a lien on substantially all of Recognition's assets, excluding its real estate. At January 31, 1994, letters of credit of $1.5 million were outstanding under the facility, which reduced the amount of credit available to $23.5 million.

         Recognition believes it has sufficient cash, including amounts available under the credit facility, to meet its operating and capital requirements for fiscal year 1994.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTH PERIODS ENDED
                        JANUARY 31, 1994 AND 1993

         Consolidated revenues were $50.3 million in the first quarter of 1994, an increase of three percent, or $1.3 million, as compared to the first quarter of 1993. Revenues from equipment products and services were $39.5 million in 1994, a decrease of $3.2 million, or eight percent, as compared to 1993. Revenues from software products and services, including Plexus(R) software products and software sold in conjunction with equipment, were $10.9 million in 1994. This represented an increase of $4.5 million, or 71 percent, as compared to 1993.

         The increase in consolidated revenues reflected an increase of $4.0 million, or 26 percent, in foreign revenues partially offset by a decrease of $2.7 million, or eight percent, in domestic revenues. Foreign operations contributed 38 percent of the first quarter of 1994 revenues compared to 31 percent in the first quarter of 1993.

         Product revenues from equipment and software decreased 13 percent, or $2.6 million, compared to the first quarter of 1993. Revenues from equipment were $12.4 million in 1994, a decrease of 24 percent, or $3.9 million. This reflected decreased revenues from document recognition products, offset partially by increased revenues from the delivery and installation of network products under major contracts in Canada. Revenues from software products were $5.8 million in 1994, an increase of 30 percent, or $1.3 million.

         Customer service revenues increased 14 percent, or $3.9 million, when compared to the first quarter of 1993. Equipment related service revenues were $27.1 million in 1994, an increase of three percent, or $.7 million. Software service revenues related to both Plexus products and software sold in conjunction with equipment were $5.1 million in 1994, an increase of 165 percent, or $3.2 million.

         Consolidated gross profit in the first quarter of 1994 was $18.5 million, up $.4 million from the first quarter of 1993. Product gross profit was $6.1 million, or 34 percent of revenues, in 1994 compared to $9.5 million, or 46 percent, in 1993. This decline was attributed to four primary factors: the unfavorable impact of fixed manufacturing expenses on gross profit margins due to the lower revenues from document recognition products; a larger percentage of product revenues from lower gross profit margin contracts for network products in Canada; increased revenues from sales of lower gross profit margin third party software products; and revenues from certain contracts which required additional product customization resulting in lower gross profit margins. Customer service gross profit increased $3.8 million primarily as a result of revenues from custom software development and additional service revenues from services on recently installed equipment and software which were performed by existing staff without increased expense.

         Recognition's system business is undergoing a transition from older, closed architecture products to newer, open architecture products. Revenues from the older products declined more than anticipated in the first quarter and may continue at lower levels for the next several quarters until replaced by revenues from the newer products. Some of these newer products are being marketed to original equipment manufacturers (OEMs). Gross profit margins on OEM revenues, as well as sales and marketing expenses, are generally lower than those on end-user revenues. Recognition expects lower customer service revenues from OEM products, as end-users will typically obtain equipment maintenance services from the OEM. Recognition is marketing its maintenance services for products manufactured by other companies to generate additional customer service revenues.

         The provision for income taxes for 1994 and 1993 was a result of income earned by certain foreign entities with relatively high effective tax rates while no tax benefits were available to entities which recorded losses for the three months.

                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The information required by this portion of Item 6 is set forth in the Index to Exhibits on pages 10 through 12 of this Report.

(b) Reports on Form 8-K - No Reports on Form 8-K were filed during the quarter for which this Report is being filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      RECOGNITION INTERNATIONAL INC.
                                               (Registrant)




Date: March 11, 1994                  /s/ THOMAS E. HOEFERT
                                      Thomas E. Hoefert
                                      Vice President and Controller
                                      (Duly Authorized Officer and Chief
                                      Accounting Officer)




Date: March 11, 1994                  /s/ ROBERT M. SWARTZ
                                      Robert M. Swartz
                                      Senior Vice President and Chief
                                      Financial Officer
                                      (Principal Financial Officer)

                               INDEX TO EXHIBITS



EXHIBIT                                                      DESCRIPTION OF DOCUMENT
- -------                                                      -----------------------
2.               Not Applicable.

4.1              Restated Certificate of Incorporation effective May 30, 1974 (incorporated by reference to Exhibit 3.1 to
                 Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1993).

4.2              Amendment to Article First of Registrant's Restated Certificate of Incorporation effective March 12, 1993
                 (incorporated by reference to Exhibit 28(b) to Registrant's Current Report on Form 8-K dated March 12, 1993).

4.3              Amendment to Article Fourth of Registrant's Restated Certificate of Incorporation effective April 3, 1985
                 (incorporated by reference to Exhibit 3.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended
                 October 31, 1993).

4.4              Amendment adding Article Thirteenth to Registrant's Restated Certificate of Incorporation effective March 16, 1987
                 (incorporated by reference to Exhibit 3.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended
                 October 31, 1992).

4.5              Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock effective
                 September 28, 1992 (incorporated by reference to Exhibit 3.5 to Registrant's Annual Report on Form 10-K for the
                 fiscal year ended October 31, 1992).

4.7              By-Laws, as amended and restated as of October 28, 1993 (incorporated by reference to Exhibit 3.6 to Registrant's
                 Annual Report on Form 10-K for the fiscal year ended October 31, 1993).

4.8              Indenture dated as of April 3, 1986 and First Supplemental Indenture dated as of November 1, 1987 between
                 Registrant and MBank Dallas, National Association, as Trustee, with respect to Registrant's 7-1/4% Convertible
                 Subordinated Debentures due 2011 (incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form
                 10-K for the fiscal year ended October 31, 1992).

4.9              Rights Agreement dated as of September 18, 1992 between Registrant and Society National Bank as Rights Agent

                               INDEX TO EXHIBITS



EXHIBIT                                                      DESCRIPTION OF DOCUMENT
- -------                                                      -----------------------
                 (incorporated by reference to Registrant's Form 8-A Registration Statement dated September 25, 1992).

4.10             Amended and Restated Promissory Note dated as of March 30, 1992 by Registrant to TransTechnology Corporation in the
                 principal amount of $1,934,183 (incorporated by reference to Exhibit 4.10 to Registrant's Quarterly Report on
                 Form 10-Q for the period ended July 31, 1992).

4.11             Amended and Restated Credit Agreement dated as of July 29, 1993 by and among Registrant and The First National
                 Bank of Boston, National Bank of Canada, New York Branch and First Interstate Bank of Texas, N.A. (incorporated by reference to Exhibit 4.11 to Registrant's Quarterly Report on Form 10-Q for the period ended July 31, 1993).

4.12             First Amendment dated as of January 31, 1994 to Amended and Restated Credit Agreement dated as of July 29, 1993.

4.13             Amended and Restated Revolving Credit Notes dated as of July 29, 1993 in the principal amounts of $12,000,000,
                 $7,000,000 and $6,000,000 payable by Registrant to The First National Bank of Boston, as agent for The First
                 National Bank of Boston, First Interstate Bank of Texas, N.A. and National Bank of Canada, New York Branch,
                 respectively (incorporated by reference to Exhibit 4.12 to Registrant's Quarterly Report on Form 10-Q for the
                 period ended July 31, 1993).

4.14             Security Agreement dated as of March 26, 1992 by and among Registrant, Hybrid Systems Inc. and The First National
                 Bank of Boston (incorporated by reference to Exhibit 19.5 to Registrant's Quarterly Report on Form 10-Q for the
                 period ended April 30, 1992).

4.15             General Security Agreement dated as of March 26, 1992 by and between Mohawk Data Sciences-Canada, Limited and The
                 First National Bank of Boston (incorporated by reference to Exhibit 19.6 to Registrant's Quarterly Report on Form
                 10-Q for the period ended April 30, 1992).

4.16             Unlimited Guaranty dated as of March 26, 1992 by Hybrid Systems Inc. and Recognition Equipment (Japan), Inc.

                               INDEX TO EXHIBITS



EXHIBIT                                                      DESCRIPTION OF DOCUMENT
- -------                                                      -----------------------
                 in favor of The First National Bank of Boston (incorporated by reference to Exhibit 19.7 to Registrant's
                 Quarterly Report on Form 10-Q for the period ended April 30, 1992).

4.17             Unlimited Guaranty dated as of March 26, 1992 by Mohawk Data Sciences-Canada, Limited in favor of The First
                 National Bank of Boston (incorporated by reference to Exhibit 19.8 to Registrant's Quarterly Report on Form 10-Q
                 for the period ended April 30, 1992).

4.18             Amendment of Security Documents Agreement dated as of July 29, 1993 by and among Registrant, Recognition Canada
                 Inc., Recognition Japan Inc., Recognition Australia Pty. Ltd. and Recognition Holding Limited and The First
                 National Bank of Boston (incorporated by reference to Exhibit 4.17 to Registrant's Quarterly Report on Form 10-Q
                 for the period ended July 31, 1993).

10.              Not Applicable.

11.1             Statement re computation of per share earnings.

15.              Not applicable.

18.              Not applicable.

19.              Not applicable.

22.              Not applicable.

23.              Not applicable.

24.              Not applicable.

27.              Not applicable.

99.              Not applicable.