Form 10-Q/A
period 1994-01-31
RECOGNITION INTERNATIONAL INC
filed 1994-03-17
CIK 82523

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

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

                RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                         (thousands, except per share)

                                                                             Three months ended
                                                                                 January 31,
                                                                            1994             1993
                                                                          --------         --------
Revenues:
  Product                                                                  $18,157          $20,773
  Customer service                                                          32,191           28,255
                                                                           --------         --------

                                                                            50,348           49,028


Cost of revenues:
  Product                                                                   12,021           11,285
  Customer service                                                          19,856           19,676
                                                                           --------         --------

                                                                            31,877           30,961
                                                                           --------         --------

Gross profit                                                                18,471           18,067

Operating expenses:
  Engineering and development                                                4,250            3,862
  Selling and marketing                                                      7,955            7,731
  General and administrative                                                 3,216            3,120
  Amortization and other operating                                             905              839
                                                                           --------         --------

Operating income                                                             2,145            2,515

Interest income                                                                593              526
Interest expense                                                            (1,077)          (1,397)
Foreign exchange gains (losses) - net                                          (43)             157
Other expense - net                                                            (50)            (197)
                                                                           --------         --------

Income before income taxes                                                   1,568            1,604
Provision for income taxes                                                    (912)            (988)
                                                                           --------         --------

Net income                                                                 $   656          $   616
                                                                           ========         ========

Earnings per share                                                         $   .04          $   .05
                                                                           ========         ========

Weighted average shares outstanding                                         15,884           13,141
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



                                      RECOGNITION INTERNATIONAL INC.
                                               (Registrant)




Date: March 16, 1994                  /s/ THOMAS E. HOEFERT
                                      Thomas E. Hoefert
                                      Vice President and Controller
                                      (Duly Authorized Officer and Chief
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