Form 10-Q
period 1994-04-30
RECOGNITION INTERNATIONAL INC
filed 1994-06-13
CIK 82523

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

      (Mark One)
/X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1994

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



YES   X      NO______



At June 9, 1994, the Registrant had outstanding 15,126,040 shares of its Common Stock, par value $.25 per share.

                RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                       PAGE NO.
                                                                                                       --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS.
               ---------------------

               Consolidated Balance Sheet as of                                                           1
                 April 30, 1994 and October 31, 1993.

               Consolidated Statement of Operations -                                                     2
                 Three Months and Six Months
                 Ended April 30, 1994 and 1993.

               Consolidated Statement of Cash Flows -                                                     3
                 Six Months Ended April 30, 1994 and 1993.

               Notes to Consolidated Financial Statements.                                                4

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               ----------------------------------------
               FINANCIAL CONDITION AND RESULTS OF
               ----------------------------------
               OPERATIONS.                                                                                5
               -----------

PART II.  OTHER INFORMATION

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
               -----------------------------------
               SECURITY HOLDERS                                                                           9
               ----------------

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                                                          9
               ---------------------------------

               (a)  Exhibits
               (b)  Reports on Form 8-K

SIGNATURES                                                                                               10

INDEX TO EXHIBITS                                                                                        11

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (thousands)

                                                                                  April 30,
                                                                                    1994                    October 31,
                                                                                 (Unaudited)                   1993
                                                                                 -----------                -----------
ASSETS
Current assets:
   Cash and cash equivalents, including
       restricted amounts of $5,086 in 1994
       and $4,731 in 1993                                                          $ 31,434                 $ 53,334
   Short-term investments, including
       restricted amounts of $244 in 1994
       and $231 in 1993                                                                 509                      483
   Receivables - net                                                                 54,973                   45,420
   Inventories:
       Raw materials and parts                                                        9,957                   12,203
       Work in process                                                               11,666                    6,254
       Finished goods                                                                 8,627                   11,378
   Other current assets                                                               4,872                    3,575
                                                                                   ---------                ---------
Total current assets                                                                122,038                  132,647
                                                                                   ---------                ---------
Property, plant and equipment - net                                                  16,608                   16,403
Service parts - net                                                                  25,238                   19,115
Long-term receivables                                                                 4,928                    4,886
Goodwill - net                                                                       17,306                   18,597
Capitalized software - net                                                            9,359                    8,991
Other assets                                                                         16,062                   16,725
                                                                                   ---------                ---------
Total assets                                                                       $211,539                 $217,364
                                                                                   =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                                 $  6,077                 $  5,776
   Trade accounts payable                                                            13,586                    9,082
   Domestic and foreign income taxes                                                  2,338                    3,803
   Accrued compensation and benefits                                                  4,995                    6,924
   Advance payments by customers                                                     13,840                   18,397
   Accrued and other current liabilities                                             10,779                   13,621
                                                                                   ---------                ---------
Total current liabilities                                                            51,615                   57,603
                                                                                   ---------                ---------
Long-term debt                                                                       53,656                   53,656
                                                                                   ---------                ---------
Other liabilities                                                                     6,426                    5,303
                                                                                   ---------                ---------
Stockholders' equity:
   Preferred stock, no par value:  authorized
       shares - 800; issued shares - none                                                --                       --
   Series A junior participating preferred
       stock, no par value:  authorized shares -
       200; issued shares - none                                                         --                       --
   Common stock, $.25 par value:  authorized
       shares - 30,000; issued shares - 14,982
       in 1994 and 14,953 in 1993                                                     3,746                    3,738
   Capital in excess of par value                                                   138,645                  137,865
   Accumulated deficit                                                              (38,102)                 (37,367)
   Translation adjustments                                                           (4,020)                  (3,007)
   Treasury stock                                                                      (427)                    (427)
                                                                                   ---------                ---------
Total stockholders' equity                                                           99,842                  100,802
                                                                                   ---------                ---------
Commitments and contingencies
                                                                                   ---------                ---------
Total liabilities and stockholders' equity                                         $211,539                 $217,364
                                                                                   =========                =========


See notes to consolidated financial statements.

                RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                         (thousands, except per share)

                                                           Three months ended                      Six months ended
                                                                April 30,                              April 30,
                                                       ---------------------------            ---------------------------
                                                         1994               1993                1994               1993
                                                       --------           --------            --------           --------
Revenues:
     Product                                           $31,712            $31,727             $ 49,869           $ 52,500
     Customer service                                   30,865             29,092               63,056             57,347
                                                       --------           --------            ---------          ---------
                                                        62,577             60,819              112,925            109,847
                                                       --------           --------            ---------          ---------

Cost of revenues:
     Product                                            23,399             19,348               35,420             30,633
     Customer service                                   21,084             20,806               40,940             40,482
                                                       --------           --------            ---------          ---------
                                                        44,483             40,154               76,360             71,115
                                                       --------           --------            ---------          ---------

Gross profit                                            18,094             20,665               36,565             38,732

Operating expenses:
     Engineering and development                         4,094              3,874                8,344              7,736
     Selling and marketing                               8,879              8,650               16,834             16,381
     General and administrative                          3,535              3,651                6,751              6,771
     Amortization and other operating                      856                875                1,761              1,714
                                                       --------           --------            ---------          ---------

Operating income                                           730              3,615                2,875              6,130

Interest income                                            586                614                1,179              1,140
Interest expense                                        (1,071)            (1,377)              (2,148)            (2,774)
Foreign exchange gains, net                                217                418                  174                575
Other expense, net                                        (143)               (92)                (193)              (289)
                                                       --------           --------            ---------          ---------

Income before income taxes                                 319              3,178                1,887              4,782
Provision for income taxes                              (1,710)            (1,992)              (2,622)            (2,980)
                                                       --------           --------            ---------          ---------

Net income (loss)                                      $(1,391)           $ 1,186             $   (735)          $  1,802
                                                       ========           ========            =========          =========


Earnings (loss) per share                              $  (.09)           $   .09             $   (.05)          $    .14
                                                       ========           ========            =========          =========


Weighted average shares                                 15,725             13,284               15,806             13,212
                                                       ========           ========            =========          =========



See notes to consolidated financial statements.

                RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                  (thousands)

                                                                                              Six months ended
                                                                                                 April 30,
                                                                                         ---------------------------
                                                                                           1994               1993
                                                                                         --------           --------
CASH FLOWS FROM:
OPERATIONS -
Net income (loss)                                                                       $   (735)           $  1,802
                                                                                        ---------           --------
Adjustments to reconcile net income (loss) to
     net cash used for operations:
          Depreciation                                                                     5,488               5,778
          Amortization                                                                     3,275               2,962
          Deferred income taxes                                                              791                (390)
          Sales-type leases and installment sales, net                                      (433)                701
          Net book value of service parts used                                               543                 644
          Increase in receivables                                                        (10,307)             (5,410)
          Increase in inventories                                                           (372)             (4,597)
          Other working capital changes                                                   (7,071)             (3,717)
          Proceeds from sale of receivables                                                  ---                 798
          Other                                                                            1,165               1,337
                                                                                        --------            --------
               Total adjustments                                                          (6,921)             (1,894)
                                                                                        --------            --------
          Net cash used for operations                                                    (7,656)                (92)
                                                                                        --------            --------

INVESTMENTS AND ACQUISITIONS -
Additions to property, plant and equipment                                                (3,226)             (2,710)
Additions to service parts                                                                (9,529)             (3,632)
Additions to capitalized software                                                         (1,839)             (1,952)
Decrease (increase) in short-term investments                                                  1                 (17)
Payment for acquisition of business                                                         (306)               (212)
Other                                                                                         96                 131
                                                                                        --------            --------
          Net cash used for investments
               and acquisitions                                                          (14,803)             (8,392)
                                                                                        --------            --------

FINANCING ACTIVITIES -
Proceeds from issuance of short-term debt                                                    273                  59
Repayment of short-term debt                                                                (273)               (292)
Repayment of long-term debt                                                                  ---              (1,875)
Issuance of common stock                                                                     261              29,487
Other                                                                                        ---                 (83)
                                                                                        --------            --------
          Net cash provided by financing activities                                          261              27,296
                                                                                        --------            --------

Effect of exchange rate changes on cash                                                      298                (161)
                                                                                        --------            --------

Net increase (decrease) in cash and cash
     equivalents                                                                         (21,900)             18,651
Cash and cash equivalents at beginning of period                                          53,334              25,851
                                                                                        --------            --------
Cash and cash equivalents at end of period                                              $ 31,434            $ 44,502
                                                                                        ========            ========

Supplemental disclosures of cash flow information:
     Cash paid during the six-month period for:
          Interest                                                                      $  2,815            $  2,732
          Income taxes                                                                  $  2,878            $  4,943
                                                                                        ========            ========


See notes to consolidated financial statements.

                RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in Recognition's Annual Report on Form 10-K for the year ended October 31, 1993. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments of a normal recurring nature necessary to fairly present Recognition's financial position, results of operations and cash flows. The results of operations for the six months ended April 30, 1994 may not be indicative of the results that may be expected for the year ending October 31, 1994.

(2) Certain amounts in the 1993 financial statements have been reclassified to conform with the 1994 presentation.

(3) At April 30, 1994, Recognition was contingently liable for approximately $1,767,000 under letters of credit issued primarily in connection with vendor purchase contracts and performance guarantees on customer sales contracts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CHANGES IN FINANCIAL CONDITION

         Working capital at April 30, 1994 was $70.4 million, a decrease of $4.6 million compared to October 31, 1993. The decrease was a result of a decrease in current assets of $10.6 million, offset by a decrease in current liabilities of $6.0 million.

         The decrease in current assets was due primarily to a decrease in cash and cash equivalents of $21.9 million (see Consolidated Statement of Cash Flows). This decrease was partially offset by increases in accounts receivable and other current assets of $9.6 million and $1.3 million, respectively. Accounts receivable increased primarily due to revenue recorded for shipments of network products under major contracts in Canada made in the second quarter of 1994. Other current assets increased primarily due to prepaid expenses related to third party software royalties.

         The decrease in current liabilities included a $4.6 million decrease in advance payments by customers due to revenue recorded in the first six months of 1994 for which payment was received in 1993. Accrued and other current liabilities decreased $2.8 million primarily due to payments related to restructuring and to property and sales taxes accrued at October 31, 1993. Accrued compensation and benefits decreased $1.9 million primarily due to the payment of 1993 annual performance bonuses in the first quarter of 1994. Domestic and foreign income taxes decreased $1.5 million primarily due to payments of 1993 taxes by certain foreign subsidiaries in 1994. These decreases were partially offset by an increase in trade accounts payable of $4.5 million primarily due to purchases related to the delivery of network products in Canada.

         At April 30, 1994, Recognition had $31.9 million of cash, cash equivalents and short-term investments, of which $5.3 million was pledged as collateral or otherwise committed to secure certain guarantees and a foreign bank loan. Recognition has a revolving credit facility for up to $25.0 million. The facility contains covenants including maintenance of certain financial ratios, net worth requirements, and restrictions on future borrowings and payment of dividends. Obligations under the facility are secured by a lien on substantially all of Recognition's assets, excluding its real estate. At April 30, 1994, letters of credit of $1.2 million were outstanding under the facility, which reduced the amount of credit available to $23.8 million.

         Recognition believes it has sufficient cash, including amounts available under the credit facility, to meet its operating and capital requirements for the foreseeable future.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTH PERIODS ENDED
                        APRIL 30, 1994 AND 1993

         Consolidated revenues were $62.6 million in the second quarter of 1994, an increase of three percent, or $1.8 million, as compared to the second quarter of 1993. Revenues from equipment products and services were $50.4 million in 1994, a decrease of $1.6 million, or three percent, as compared to 1993. Revenues from software products and services, including Plexus(R) software products and software sold in conjunction with equipment, were $12.2 million in 1994. This represented an increase of $3.4 million, or 38 percent, as compared to 1993.

         The increase in consolidated revenues reflected an increase of $2.5 million, or nine percent, in foreign revenues partially offset by a decrease of $.7 million, or two percent, in domestic revenues. Foreign operations contributed 47 percent of the second quarter of 1994 revenues compared to 44 percent in the second quarter of 1993.

         Product revenues were unchanged when compared to the second quarter of 1993. Revenues from equipment were $23.9 million in 1994, a decrease of seven percent, or $1.7 million. This reflected decreased revenues from document recognition products, offset partially by increased revenues from the delivery and installation of network products under major contracts in Canada. Revenues from software products were $7.9 million in 1994, an increase of 28 percent, or $1.7 million.

         Customer service revenues increased 6 percent, or $1.8 million, when compared to the second quarter of 1993. Equipment related service revenues were $26.5 million in 1994, essentially unchanged when compared to 1993. Software service revenues related to both Plexus products and software sold in conjunction with equipment were $4.3 million in 1994, an increase of 59 percent, or $1.6 million.

         Consolidated gross profit in the second quarter of 1994 was $18.1 million, down $2.6 million from the second quarter of 1993. Product gross profit was $8.3 million, or 26 percent of revenues, in 1994 compared to $12.4 million, or 39 percent of revenues, in 1993. This decline was attributable to three primary factors: the unfavorable impact of fixed manufacturing expenses on gross profit margins due to the lower revenues from document recognition products; a larger percentage of product revenues from lower gross profit margin contracts for network products in Canada; and increased revenues from third party software products with lower gross profit margins. Customer service gross profit increased $1.5 million primarily as a result of revenues from custom software development and additional revenues from services for equipment and software which were performed by existing staff without increased expense.

         The provision for income taxes for 1994 and 1993 were a result of income earned by certain foreign entities with relatively high effective tax rates while no tax benefits were available to entities which recorded losses for the three months.

         Although revenues increased $1.8 million in the second quarter of 1994, the decline in gross profit of $2.6 million resulted in a decrease in income before income taxes of $2.9 million. After providing for income taxes on income earned by certain foreign entities, a net loss of $1.4 million resulted in 1994 compared to net income of $1.2 million in 1993.

         Recognition's system business is undergoing a transition from older, closed architecture products to newer, open architecture products. Revenues from the older products are declining and may continue at lower levels for the next several quarters until replaced by revenues from the newer products. Some of the newer products are being marketed through third parties. Gross profit margins on such revenues, as well as sales and marketing expenses, are generally lower than those on end-user revenues. Recognition expects lower customer service revenues from such products, as end-users will typically obtain equipment maintenance services from the third parties. Recognition is marketing its maintenance services for products manufactured by other companies to generate additional customer service revenues.

         As a result of the net loss recorded in the second quarter of 1994 and the transition from older to newer products, Recognition is evaluating all aspects of its operations to improve profitability, including the consolidation of facilities, staffing, investment levels and the targeted growth rates for its businesses.

RESULTS OF OPERATIONS - COMPARISON OF SIX MONTH PERIODS ENDED
                        APRIL 30, 1994 AND 1993

         Consolidated revenues were $112.9 million in the first six months of 1994, an increase of three percent, or $3.1 million, as compared to the first six months of 1993. Revenues from equipment products and services were $89.9 million in 1994, a decrease of $4.7 million, or five percent, as compared to 1993. Revenues from software products and services, including Plexus software products and software sold in conjunction with equipment, were $23.0 million in 1994. This represented an increase of $7.8 million, or 52 percent, as compared to 1993.

         The increase in consolidated revenues reflected an increase of $6.5 million, or 15 percent, in foreign revenues partially offset by a decrease of $3.4 million, or five percent, in domestic revenues. Foreign operations contributed 43 percent of the first six months of 1994 revenues compared to 38 percent in the first six months of 1993.

         Product revenues decreased five percent, or $2.6 million, compared to the first six months of 1993. Revenues from equipment were $36.3 million in 1994, a decrease of 14 percent, or $5.6 million. This reflected decreased revenues from document recognition products, offset partially by increased revenues from the delivery and installation of network products under major contracts in Canada. Revenues from software products were $13.6 million in 1994, an increase of 29 percent, or $3.0 million.

         Customer service revenues increased 10 percent, or $5.7 million, when compared to the first six months of 1993. Equipment related service revenues were $53.6 million in 1994, an increase of two percent, or $.9 million. Software service revenues related to both Plexus products and software sold in conjunction with equipment were $9.4 million in 1994, an increase of 103 percent, or $4.8 million.

         Consolidated gross profit in the first six months of 1994 was $36.6 million, down $2.2 million from the first six months of 1993. Product gross profit was $14.4 million, or 29 percent of revenues, in 1994 compared to $21.9 million, or 42 percent of revenues, in 1993. This decline was attributable to four primary factors: the unfavorable impact of fixed manufacturing expenses on gross profit margins due to the lower revenues from document recognition products; a larger percentage of product revenues from lower gross profit margin contracts for network products in Canada; increased revenues from third party software products with lower gross profit margins; and revenues from certain contracts which required additional product customization resulting in lower gross profit margins. Customer service gross profit increased $5.3 million primarily as a result of revenues from custom software development and additional revenues from services for equipment and software which were performed by existing staff without increased expense.

         Interest expense decreased $.6 million due to interest on the term loan obtained in conjunction with the acquisition of the Lundy Financial Systems Division of TransTechnology Corporation which was paid in full in the third quarter of 1993.

         The provision for income taxes for 1994 and 1993 were a result of income earned by certain foreign entities with relatively high effective tax rates while no tax benefits were available to entities which recorded losses for the six months.

                          PART II - OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Registrant's Annual Meeting of Stockholders was held on March 3, 1994, at which the following matters were voted on:

(a) Re-election of the following directors in Class II with terms to expire in 1997:

                                  For          Withheld     Broker Nonvotes
                                  ---          --------     ---------------
         Lucie J. Fjeldstad       12,649,532   418,553      None

         William C. Hittinger     12,646,446   418,553      None

         A. A. Meitz              12,648,650   418,553      None


(b) Approval of an increase in the number of shares reserved for issuance under Registrant's 1990 Corporate Incentive Plan:

         For              Against              Abstentions  Broker Nonvotes
         ---              -------              -----------  ---------------
         10,045,294       2,808,806            213,369      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The information required by this portion of Item 6 is set forth in the Index to Exhibits on pages 11 through 14 of this Report.

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



                                    RECOGNITION INTERNATIONAL INC.
                                         (Registrant)




Date: June 14, 1994                 /s/ THOMAS E. HOEFERT
      ________________              ____________________________________
                                    Thomas E. Hoefert
                                    Vice President and Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                    Financial Officer)

                               INDEX TO EXHIBITS



EXHIBIT                                  DESCRIPTION OF DOCUMENT
- - -------                                  -----------------------
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

                               INDEX TO EXHIBITS



EXHIBIT                                   DESCRIPTION OF DOCUMENT
- - -------                                   -----------------------
4.9         Rights Agreement dated as of September 18, 1992 between Registrant and Society
            National Bank as Rights Agent (incorporated by reference to Registrant's Form 8-A
            Registration Statement dated September 25, 1992).

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

4.12        Amendment dated as of January 31, 1994 to Amended and Restated Credit Agreement dated as of July 29, 1993 (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended January 31, 1994).

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


                               INDEX TO EXHIBITS



EXHIBIT                                   DESCRIPTION OF DOCUMENT
- - -------                                   -----------------------
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

10.1        Form of Assignment of Targeted Bonuses for fiscal year 1994 under the Executive Bonus Plan
            (including schedule listing the bonus amounts for each of Thomas R. Frederick, Thomas A.
            Loose, Robert M. Swartz and Robert Vanourek).

10.2        1990 Corporate Incentive Plan, as amended and restated as of March 3, 1994.

10.3        Stock Option Agreement dated as of March 3, 1994 under the 1990 Corporate Incentive Plan between Registrant and Robert Vanourek.

                               INDEX TO EXHIBITS



EXHIBIT                                  DESCRIPTION OF DOCUMENT
- - -------                                  -----------------------
10.4        Form of Amendment dated as of December 5, 1993 (including schedule) to Stock
            Option Agreement dated as of March 11, 1993 under the 1990 Corporate
            Incentive Plan between Recognition and each of Thomas R. Frederick and Robert
            M. Swartz.

11.1        Statement re computation of per share earnings.

15.         Not applicable.

18.         Not applicable.

19.         Not applicable.

22.         Not applicable.

23.         Not applicable.

24.         Not applicable.

27.         Not applicable.

99.         Not applicable.