Form 10-Q
period 1994-07-31
RECOGNITION INTERNATIONAL INC
filed 1994-09-14
CIK 82523

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

   (Mark One)
   (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JULY 31, 1994

                                       OR

   ( )  TRANSITION REPORT PURSUANT TO SECTION 13
        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ________________ to _________________

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

     YES   X       NO
        -------      -------


     At September 12, 1994, the Registrant had outstanding 15,174,306 shares of its Common Stock, par value $.25 per share.

             RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES

                                  INDEX

                                                             PAGE NO.
PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS.

            Consolidated Balance Sheet as of                    1
               July 31, 1994 and October 31, 1993.

            Consolidated Statement of Operations -              2
               Three Months and Nine Months
               Ended July 31, 1994 and 1993.

            Consolidated Statement of Cash Flows -              3
               Nine Months Ended July 31, 1994 and 1993.

            Notes to Consolidated Financial Statements.         4

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS.                                      6

PART II.  OTHER INFORMATION


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.               12

            (a) Exhibits
            (b) Reports on Form 8-K

SIGNATURES                                                     13

INDEX TO EXHIBITS                                              14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                              (thousands)

                                              July 31,
                                               1994        October 31,
ASSETS                                      (Unaudited)       1993
                                            -----------    -----------
Current assets:
  Cash and cash equivalents, including
    restricted amounts of $5,494 in 1994
    and $4,731 in 1993                       $ 35,555       $ 53,334
  Short-term investments, including
    restricted amounts of $524 in 1994
    and $231 in 1993                              536            483
  Receivables - net                            41,185         45,420
  Inventories:
    Raw materials and parts                     5,378         12,203
    Work in process                            12,511          6,254
    Finished goods                             12,156         11,378
  Other current assets                          4,346          3,575
                                             --------       --------
Total current assets                          111,667        132,647
                                             --------       --------
Property, plant and equipment - net            16,585         16,403
Service parts - net                            24,476         19,115
Long-term receivables                           5,250          4,886
Goodwill - net                                 16,819         18,597
Capitalized software - net                      5,512          8,991
Other assets                                   15,661         16,725
                                             --------       --------
Total assets                                 $195,970       $217,364
                                             ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                            $  7,891       $  5,776
  Trade accounts payable                        9,241          9,082
  Domestic and foreign income tax                 714          3,803
  Accrued compensation and benefits             5,671          6,924
  Advanced payments by customers               14,715         18,397
  Accrued and other current liabilities        23,630         13,621
                                             --------       --------
Total current liabilities                      61,862         57,603
                                             --------       --------
Long-term debt                                 51,722         53,656
                                             --------       --------
Other liabilities                               6,828          5,303
                                             --------       --------
Stockholders' equity:
  Preferred stock, no par value:  authorized
    shares - 800; issued shares - none             --             --
  Series A junior participating preferred
    stock, no par value:  authorized shares -
    200; issued shares - none                      --             --
  Common stock, $.25 par value:  authorized
    shares - 30,000; issued shares - 15,182
    in 1994 and 14,953 in 1993                  3,796          3,738
  Capital in excess of par value              140,060        137,865
  Accumulated deficit                         (64,528)       (37,367)
  Translation adjustments                      (3,343)        (3,007)
  Treasury stock                                 (427)          (427)
                                             --------       --------
Total stockholders' equity                     75,558        100,802
                                             --------       --------
Commitments and contingencies
                                             --------       --------
Total liabilities and stockholders' equity   $195,970       $217,364
                                             ========       ========

See notes to consolidated financial statements.

               RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                         (thousands, except per share)




                                  Three months ended    Nine months ended
                                        July 31,             July 31,
                                  ------------------   -------------------
                                    1994       1993      1994       1993
                                  --------   -------   --------   --------
Revenues:
  Product                         $ 14,620   $31,278   $ 64,489   $ 83,778
  Customer service                  30,497    29,063     93,553     86,410
                                  --------   -------   --------   --------
                                    45,117    60,341    158,042    170,188
Cost of revenues:
  Product                           11,817    17,688     47,237     48,321
  Customer service                  21,583    20,927     62,523     61,409
                                  --------   -------   --------   --------
                                    33,400    38,615    109,760    109,730
                                  --------   -------   --------   --------

Gross profit                        11,717    21,726     48,282     60,458

Operating expenses:
  Engineering and development        6,225     3,945     14,569     11,681
  Selling and marketing              8,078     9,182     24,912     25,563
  General and administrative         3,305     3,382     10,056     10,153
  Restructuring                     19,041       ---     19,041        ---
  Amortization and other
    operating                        1,233       856      2,994      2,570
                                  --------   -------   --------   --------

Operating income (loss)            (26,165)    4,361    (23,290)    10,491

Interest income                        570       822      1,749      1,962
Interest expense                    (1,067)   (1,354)    (3,215)    (4,128)
Foreign exchange gains (losses),
  net                                  502      (565)       676         10
Other income (expense)                  26       110       (167)      (179)
                                  --------   -------   --------   --------

Income (loss) before income taxes  (26,134)    3,374    (24,247)     8,156
Provision for income taxes            (292)     (934)    (2,914)    (3,914)
                                  --------   -------   --------   --------

Net income (loss)                 $(26,426)  $ 2,440   $(27,161)  $  4,242
                                  ========   =======   ========   ========

Weighted average shares
  outstanding                       15,474    15,566     15,695     13,997
                                  ========   =======   ========   ========

Earnings (loss) per share         $  (1.71)  $   .16   $  (1.73)  $    .30
                                  ========   =======   ========   ========




See notes to consolidated financial statements.

               RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                                 (thousands)

                                                  Nine months ended
                                                       July 31,
                                                 -------------------
                                                   1994       1993
                                                 --------   --------
CASH FLOWS FROM:
OPERATIONS -
Net income                                       $(27,161)  $  4,242
Adjustments to reconcile net income to
  net cash provided by (used for) operations:
    Depreciation                                    8,289      8,502
    Amortization                                    5,258      4,776
    Restructuring                                  19,041         --
    Write-down of capitalized software              2,821         --
    Deferred income taxes                             884     (1,150)
    Sales-type leases and installment sales, net     (768)       732
    Net book value of service parts used              766        718
    Proceeds from sale of receivables                  --        798
    Increase (decrease) in receivables              3,907     (2,927)
    Increase in inventories                        (3,838)    (3,217)
    Other working capital changes                 (12,287)    (4,515)
    Other                                           2,042      2,053
                                                 --------   --------
      Total adjustments                            26,115      5,770
                                                 --------   --------
    Net cash provided by (used for) operations     (1,046)    10,012
                                                 --------   --------
INVESTMENTS AND ACQUISITIONS -
Additions to property, plant and equipment         (4,731)    (4,097)
Additions to service parts                        (11,481)    (5,162)
Additions to capitalized software                  (2,302)    (3,393)
Increase (decrease) in short-term investments         (11)        23
Payment for acquisition of businesses,
  net of cash acquired                               (405)      (327)
Other                                                 248        122
                                                 --------   --------
  Net cash used for investments
    and acquisitions                              (18,682)   (12,834)
                                                 --------   --------
FINANCING ACTIVITIES -
Proceeds from short-term debt                         273        190
Repayment of short-term debt                         (583)      (254)
Repayment of long-term debt                            --    (14,250)
Issuance of common stock                            1,460     30,326
Establishment of stock rights plan                     --        (83)
                                                 --------   --------
    Net cash provided by financing activities       1,150     15,929
                                                 --------   --------
Effect of exchange rate changes on cash               799       (100)
                                                 --------   --------
Net increase in cash and cash equivalents         (17,779)    13,007
Cash and cash equivalents at beginning of period   53,334     25,851
                                                 --------   --------
Cash and cash equivalents at end of period       $ 35,555   $ 38,858
                                                 ========   ========

Supplemental disclosures of cash flow
  information:
    Cash paid during the nine-month period for:
      Interest                                   $  2,142   $  3,149
      Income taxes                               $  5,015   $  7,546
                                                 ========   ========

See notes to consolidated financial statements.

                RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in Recognition's Annual Report on Form 10-K for the year ended October 31, 1993. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments of a normal recurring nature necessary to fairly present Recognition's financial position, results of operations and cash flows. The results of operations for the nine months ended July 31, 1994 may not be indicative of the results that may be expected for the year ending October 31, 1994.

(2) Certain amounts in the 1993 financial statements have been reclassified to conform with the 1994 presentation.

(3)  The net amount of capitalized software was as follows
     (thousands):


                                     July 31,  October 31,
                                       1994       1993
                                     --------  -----------
     Capitalized amounts - at cost:
      Balance at beginning of
       period                        $13,805     $ 9,823
      Internally developed             2,302       4,164
      Write-downs charged to
       operating expenses             (3,235)         --
      Fully amortized balances
       written off                    (1,968)       (182)
                                     -------     -------
      Balance at end of period        10,904      13,805
                                     -------     -------

     Accumulated amortization:
      Balance at beginning of period   4,814       2,758
      Amortization charged to cost
       of product revenues             2,546       2,238
      Fully amortized balances
       written off                    (1,968)       (182)
                                     -------     -------
     Balance at end of period          5,392       4,814
                                     -------     -------
                                     $ 5,512     $ 8,991
                                     =======     =======

(4) In the third quarter of 1994, Recognition adopted a plan to restructure its operations which is expected to be completed by the end of the third quarter of 1995. There are three
     major parts to this plan:   (1) to consolidate certain
     operations into a new Worldwide Systems Group which will eliminate duplicate support and overhead operations and move Recognition more quickly through the transition of the hardware business from older proprietary products to newer open architecture products; (2) to consolidate hardware manufacturing and engineering to the Dallas, Texas facility and to close the Charlotte, North Carolina facility and other offices; and (3) to reduce expenses in Recognition's software business by consolidating certain software support functions into its Sunnyvale location and reduce overall headcount.

     As a result of adopting this plan, Recognition recorded a restructuring charge of $19,041,000, or $18,617,000 net of taxes. This includes termination benefits of $7,932,000 for the involuntary termination of 314 employees. The majority of the employees to be terminated are currently employed in Recognition's Charlotte, North Carolina facility. The remainder of the employees to be terminated are part of the restructuring of its Worldwide Systems Group and the Software Division. The restructuring charge also includes $3,083,000 for obligations relating to employee relocation, $5,973,000 for the write-down of certain assets no longer required in the business, $1,443,000 for facility lease terminations and $610,000 for other related items. As of July 31, 1994, Recognition has paid $783,000 in termination benefits for the involuntary termination of 90 employees and has incurred an additional $5,790,000 related to the other above accruals.

(5) At July 31, 1994, Recognition was contingently liable for approximately $1,829,000 under letters of credit issued primarily in connection with vendor purchase contracts and performance guarantees on customer sales contracts.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CHANGES IN FINANCIAL CONDITION

     In the third quarter of 1994, Recognition recorded a restructuring charge of $19.0 million for obligations relating to employee severance and relocation, write-down of certain assets no longer required in the business, facility lease terminations and other related items. Together, these charges will use approximately $13 million of cash, of which approximately $9 million would have been incurred as salaries and office rents without the restructuring. Additional restructuring costs of $3 to $4 million are expected to be incurred through 1995 for relocation, hiring and training of employees to accomplish the restructuring.

     Working capital at July 31, 1994 was $49.8 million, a decrease of $25.2 million compared to October 31, 1993. The decrease was a result of a decrease in current assets of $21.0 million and an increase in current liabilities of $4.2 million.

     The decrease in current assets was due primarily to a decrease in cash and cash equivalents of $17.8 million (see Consolidated
Statement of Cash Flows). Accounts receivable decreased $4.2 million primarily due to the decrease in revenues.

     The increase in current liabilities included a $10.0 million increase in accrued and other current liabilities due primarily to accruals related to the restructuring. Short-term debt increased $2.1 million due to the reclassification from long-term debt of the $1.9 million promissory note to TransTechnology Corporation due in 1995. These increases were partially offset by decreases in advance payments by customers, domestic and foreign income taxes and accrued compensation and benefits of $3.7 million, $3.1 million and $1.3 million, respectively. Advance payments by customers decreased due to revenue recorded in the first nine months of 1994 for which payment was received in 1993. Domestic and foreign income taxes decreased primarily due to payments of 1993 taxes in 1994 offset by provisions for 1994 taxes by certain foreign subsidiaries. Accrued compensation and benefits decreased primarily due to the payment of 1993 annual performance bonuses in the first quarter of 1994 offset by lower provisions for estimated 1994 annual performance bonuses.

     At July 31, 1994, Recognition had $36.1 million of cash, cash equivalents and short-term investments, of which $6.0 million was pledged as collateral or otherwise committed to secure certain guarantees and a foreign bank loan. Recognition has a revolving credit facility for up to $25.0 million. The facility contains covenants including maintenance of certain financial ratios, net worth requirements, and restrictions on future borrowings and payment of dividends. Obligations under the facility are secured by a lien on substantially all of Recognition's assets, excluding its real estate. As of July 31, 1994, Recognition was not in compliance with these covenants, however, Recognition's banks have waived this noncompliance and have indicated a willingness to amend the covenants. Recognition anticipates that the amendment will be completed in the fourth quarter. At July 31, 1994, letters of credit of $1.3 million were outstanding under the facility.

     Recognition believes it has sufficient cash, including cash to be generated from operations, to meet its operating and capital requirements for the foreseeable future.


RESULTS OF OPERATIONS - COMPARISON OF THREE MONTH PERIODS ENDED
                        JULY 31, 1994 AND 1993

     Recognition recorded a net loss for the third quarter of 1994 of $26.4 million compared to net income of $2.4 million in the third quarter of 1993, a decrease of $28.9 million. The loss for the third quarter of 1994 included a restructuring charge of $18.6 million, net of tax, and $5.9 million of other charges. The other charges include $1.8 million for the write-down of inventory and $.4 million of additional amortization of capitalized software charged to cost of product revenues, $.5 million for the write-down of service parts charged to cost of customer service revenues, $2.8 million for the write-down of certain capitalized software charged to engineering and development expenses, and $.4 million of additional allowances for bad debt charged to other operating expenses. Excluding the restructuring charge and the other charges, the net loss for the third quarter of 1994 was $1.9 million, a decrease of $4.4 million as compared to the third quarter of 1993. This decrease was primarily the result of the decline in revenues from the older proprietary hardware products due to the on-going transition from older to newer open architecture products.

     Consolidated revenues were $45.1 million in the third quarter of 1994, a decrease of 25 percent, or $15.2 million, as compared to the third quarter of 1993. Revenues from equipment products and services were $35.7 million, a decrease of $15.0 million or 30 percent, as compared to 1993. Revenues from software products and services, including Plexus(R) software products and software sold in conjunction with equipment, were $9.4 million in 1994. This represented a decrease of $.2 million, or two percent, as compared to 1993.

     The decrease in consolidated revenues reflected a decrease of $7.8 million, or 33 percent, in foreign revenues and a decrease of $7.4 million, or 20 percent, in domestic revenues. Foreign operations contributed 35 percent of the third quarter of 1994 revenues compared to 39 percent in the third quarter of 1993.

     Product revenues were $14.6 million, a decrease of $16.6 million when compared to the third quarter of 1993. Revenues from equipment products were $9.0 million in 1994, a decrease of 63 percent, or $15.4 million. This reflected decreased revenues from document recognition products and from the delivery and installation of network products under major contracts in Canada. Revenues from software products were $5.6 million in 1994, a decrease of 18 percent, or $1.2 million, due to the completion of a large order in the third quarter of 1993 and price discounting in 1994.

     Customer service revenues were $30.5 million, an increase of five percent, or $1.4 million, when compared to the third quarter of 1993. Equipment related service revenues were $26.7 million in 1994, an increase of one percent, or $.4 million. Software service revenues related to both Plexus products and software sold in conjunction with equipment were $3.8 million in 1994, an increase of 38 percent, or $1.1 million.

     Consolidated gross profit in the third quarter of 1994 was $11.7 million, down $10.0 million from the third quarter of 1993. Product gross profit was $2.8 million, or 19 percent of revenues, in 1994 compared to $13.6 million, or 43 percent of revenues, in 1993. The product gross profit for the third quarter of 1994 included the charges for the write-down of inventory of $1.8 million due to a decline in anticipated deliveries of older proprietary hardware products and for additional amortization of capitalized software of $.4 million. Excluding these charges, product gross profit was $5.0 million, or 34 percent of revenues in 1994. This decline in product gross profit was attributable to four primary factors: the decrease in product revenues in the third quarter of 1994 when compared to the third quarter of 1993; the unfavorable impact of fixed manufacturing expenses on gross profit margins due to the lower revenues from document recognition products; increased revenues from third party software products with lower gross profit margins; and price discounting on selected products. Customer service gross profit increased $.8 million primarily as a result of revenues from custom software development, partially offset by the $.5 million charge for the write-down of service parts.

     Engineering and development expenses increased $2.3 million due to the $2.8 million charge for the write-down of certain capitalized software.

     Selling and marketing expenses decreased $1.1 million primarily due to a reduction in staffing associated with the restructuring.

     In the third quarter of 1994, Recognition recorded a restructuring charge of $19.0 million for obligations relating to employee severance and relocation, write-down of certain assets no longer required in the business, facility lease terminations and other related items.

     Amortization and other operating expenses increased due to the $.4 million charge to record additional allowances for bad debt.

     Recognition reported a foreign exchange gain of $.5 million in the third quarter of 1994, compared to a foreign exchange loss of $.6 million in the same period last year. The current period gain is primarily due to valuation gains on intercompany receivables from foreign subsidiaries as a result of the weakening of the U.S. dollar.

     Recognition's system business is undergoing a transition from older, closed architecture products to newer, open architecture products. Revenues from the older products are declining and may continue at lower levels for the next several quarters until replaced by revenues from the newer products. Some of the newer products are being marketed through third parties. Gross profit margins on such revenues, as well as sales and marketing expenses, are generally lower than those on end-user revenues. Recognition expects lower customer service revenues from such products, as end-users will typically obtain equipment maintenance services from the third parties. Further decline in customer service revenues is expected as a result of maintenance agreements expiring for older hardware products. Recognition is marketing its maintenance services for products manufactured by other companies to generate additional customer service revenues, however, Recognition does not expect these service revenues on third party products to fully offset the decline in service revenues in 1995 on its older hardware products.

     Management believes Recognition's software business revenue growth rate over the past several years has been nearly double the growth rate of the imaging industry, which Recognition has estimated to be 15 to 30 percent annually. The growth rate has been sustained by obtaining several large orders. The uncertain timing of large orders makes growth rates difficult to forecast. In the last six months, Recognition's software growth rate did not match the growth rate previously experienced and Recognition expects future revenue growth to be more in line with industry growth rates and trends.

     Additional restructuring expenses of $3 to $4 million are expected to be incurred through 1995 for relocation, hiring and training of employees to accomplish the restructuring. When the restructuring actions are complete, Recognition believes annual costs should be reduced by $8 to $9 million.

RESULTS OF OPERATIONS - COMPARISON OF NINE MONTH PERIODS ENDED
                        JULY 31, 1994 AND 1993

     Consolidated revenues were $158.0 million in the first nine months of 1994, a decrease of seven percent, or $12.1 million, as compared to the first nine months of 1993. Revenues from equipment products and services were $125.6 million in 1994, a decrease of $19.7 million, or 14 percent, as compared to 1993. Revenues from software products and services, including Plexus software products and software sold in conjunction with equipment, were $32.4 million in 1994. This represented an increase of $7.6 million, or 31 percent, as compared to 1993.

     The decrease in consolidated revenues reflected a decrease of $10.8 million, or 10 percent, in domestic revenues and a decrease of $1.3 million, or two percent, in foreign revenues. Foreign operations contributed 41 percent of the first nine months of 1994 revenues compared to 39 percent in the first nine months of 1993.

     Product revenues were $64.5 million, a decrease of 23 percent, or $19.3 million, compared to the first nine months of 1993. Revenues from equipment products were $45.3 million in 1994, a decrease of 32 percent, or $21.1 million. This reflected decreased revenues from document recognition products, offset partially by increased revenues from the delivery and installation of network products under major contracts in Canada. Revenues from software products were $19.2 million in 1994, an increase of 10 percent, or $1.8 million.

     Customer service revenues were $93.6 million, an increase of eight percent, or $7.1 million, when compared to the first nine months of 1993. Equipment related service revenues were $80.3 million in 1994, an increase of two percent, or $1.3 million. Software service revenues related to both Plexus products and software sold in conjunction with equipment were $13.2 million in 1994, an increase of 79 percent, or $5.8 million.

     Consolidated gross profit in the first nine months of 1994 was $48.3 million, down $12.2 million from the first nine months of 1993. Product gross profit was $17.3 million, or 27 percent of revenues, in 1994 compared to $35.5 million, or 42 percent of revenues, in 1993. Product gross profit for 1994 included the charges for the write-down of inventory of $1.8 million and for additional amortization of capitalized software of $.4 million. Excluding these charges, product gross profit was $19.5 million, or 30 percent of revenues in 1994. This decline was attributable to five primary factors: the decrease in product revenues in the first nine months of 1994 when compared to the first nine months of 1993; the unfavorable impact of fixed manufacturing expenses on gross profit margins due to the lower revenues from document recognition products; a larger percentage of product revenues from lower gross profit contracts for network products in Canada;

increased revenues from third party software products with lower gross profit margins; and price discounting on selected products. Customer service gross profit increased $6.0 million primarily as a result of revenues from custom software development and additional revenues from services for equipment and software which were performed by existing staff without increased expense. These increases were partially offset by the $.5 million charge for the write-down of service parts.

     Engineering and development expenses increased $2.9 million due to the $2.8 million charge for the write-down of certain capitalized software.

     In the third quarter of 1994, Recognition recorded a restructuring charge of $19.0 million for obligations relating to employee severance and relocation, write-down of certain assets no longer required in the business, facility lease terminations and other related items.

     Amortization and other operating expenses increased due to the $.4 million charge to record additional allowances for bad debt.

     Interest expense decreased $.7 million due to interest on the term loan obtained in conjunction with the acquisition of the Lundy Financial Systems Division of TransTechnology Corporation which was paid in full in the third quarter of 1993.

     Recognition reported a foreign exchange gain of $.7 million for the first nine months of 1994. The gain resulted primarily from the weakening of the U.S. dollar relative to currencies of various countries in which Recognition conducts business.

     The provisions for income taxes for 1994 and 1993 were a result of income earned by certain foreign entities with relatively high effective tax rates while no tax benefits were available to entities which recorded losses for the nine months. The 1994 provision also includes a $.4 million tax benefit for the restructuring charges recorded in the third quarter of 1994.

                          PART II - OTHER INFORMATION




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The information required by this portion of Item 6 is set forth in the Index to Exhibits on pages 14 through 17 of this Report.

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



                              RECOGNITION INTERNATIONAL INC.
                                  (Registrant)




Date: September 13, 1994      /s/ Thomas Hoefert
                              Thomas E. Hoefert
                              Vice President and Chief Financial
                              Officer
                              (Duly Authorized Officer and
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

4.6       By-Laws, as amended and restated as of October 28, 1993
          (incorporated by reference to Exhibit 3.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended
          October 31, 1993).

4.7 Indenture dated as of April 3, 1986 and First Supplemental Indenture dated as of November 1, 1987 between Registrant and Mbank Dallas, National Association, as Trustee, with respect to Registrant's 7-1/4% Convertible Subordinated Debentures due 2011 (incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1992).

                               INDEX TO EXHIBITS


EXHIBIT                     DESCRIPTION OF DOCUMENT
- - -------                     -----------------------

4.8 Rights Agreement dated as of September 18, 1992 between Registrant and Society National Bank as Rights Agent (incorporated by reference to Registrant's Form 8-A Registration Statement dated September 25, 1992).

4.9 Amended and Restated Promissory Note dated as of March 30, 1992 by Registrant to TransTechnology Corporation in the principal amount of $1,934,183 (incorporated by reference to Exhibit 4.10 to Registrant's Quarterly Report on Form 10-Q for the period ended July 31, 1992).

4.10 Amended and Restated Credit Agreement dated as of July 29, 1993 by and among Registrant and The First National Bank of Boston, National Bank of Canada, New York Branch and First Interstate Bank of Texas, N.A. (incorporated by reference to Exhibit 4.11 to Registrant's Quarterly Report on Form 10-Q for the period ended July 31, 1993).

4.11 First Amendment to Amended and Restated Credit Agreement and Amendment No. 2 to Stock Pledge Agreement dated as of January 31, 1994 by and among Registrant, Recognition Australia Pty. Ltd., Recognition Holding Limited, The First National Bank of Boston, National Bank of Canada, New York Branch and First Interstate Bank of Texas, N.A., (incorporated by reference to Exhibit 4.12 to Registrant's Quarterly Report on Form 10-Q for the period ended January 31, 1994).

4.12 Amended and Restated Revolving Credit Notes dated as of July 29, 1993 in the principal amounts of $12,000,000, $7,000,000 and $6,000,000 payable by Registrant to The First National Bank of Boston, as agent for The First National Bank of Boston, First Interstate Bank of Texas, N.A. and National Bank of Canada, New York Branch, respectively (incorporated by reference to Exhibit 4.12 to Registrant's Quarterly Report on Form 10-Q for the period ended July 31, 1993).

4.13 Security Agreement dated as of March 26, 1992 by and among Registrant, Hybrid Systems Inc. and The First National Bank of Boston (incorporated by reference to Exhibit 19.5 to Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 1992).

                               INDEX TO EXHIBITS


EXHIBIT                     DESCRIPTION OF DOCUMENT
- - -------                     -----------------------

4.14 General Security Agreement dated as of March 26, 1992 by and between Mohawk Data Sciences-Canada, Limited and The First National Bank of Boston (incorporated by reference to Exhibit 19.6 to Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 1992).

4.15 Unlimited Guaranty dated as of March 26, 1992 by Hybrid Systems Inc. and Recognition Equipment (Japan), Inc. in favor of The First National Bank of Boston (incorporated by reference to Exhibit 19.7 to Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 1992).

4.16 Unlimited Guaranty dated as of March 26, 1992 by Mohawk Data Sciences-Canada, Limited in favor of The First National Bank of Boston (incorporated by reference to Exhibit 19.8 to Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 1992).

4.17 Amendment of Security Documents Agreement dated as of July 29, 1993 by and among Registrant, Recognition Canada Inc., Recognition Japan Inc., Recognition Australia Pty. Ltd. and Recognition Holding Limited and The First National Bank of Boston (incorporated by reference to Exhibit 4.17 to Registrant's Quarterly Report on Form 10-Q for the period ended July 31, 1993).

10.1 Letter Agreement dated as of August 24, 1994 amending the Lease Agreement dated as of March 30, 1992 between
          Registrant and TransTechnology Corporation.

Management Contracts and Compensatory Plans and Arrangements
(Exhibits 10.2 through 10.4):

10.2      Employment Agreement dated as of June 1, 1994 between
          Registrant and Robert M. Swartz.

10.3      Amendment dated as of August 18, 1994 to Employment
          Agreement dated as of November 1, 1989 between Registrant and Thomas A. Loose.

10.4      Notice of Grant of Stock Option and Stock Option Grant
          Agreement dated as of June 8, 1994 between Registrant and Robert M. Swartz.

11.1      Statement re computation of per share earnings.

15.       Not applicable.

                               INDEX TO EXHIBITS


EXHIBIT                     DESCRIPTION OF DOCUMENT
- - -------                     -----------------------

18.       Not applicable.

19.       Not applicable.

22.       Not applicable.

23.       Not applicable.

24.       Not applicable.

27.1      Financial Data Schedules.

99.       Not applicable.