Form 10-K
period 1994-10-31
RECOGNITION INTERNATIONAL INC
filed 1995-01-27
CIK 82523

    _______________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K
(MARK ONE)

/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      FOR THE FISCAL YEAR ENDED OCTOBER 31, 1994
                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from ______________ to ______________

                        COMMISSION FILE NUMBER 1-7916

                        RECOGNITION INTERNATIONAL INC.
            (Exact name of Registrant as specified in its charter)

            DELAWARE                                      75-1080346
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2701 EAST GRAUWYLER ROAD, IRVING, TEXAS                     75061
(Address of principal executive offices)                  (Zip Code)


      Registrant's telephone number, including area code (214) 579-6000

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        Title of each class           Name of each exchange on which registered

COMMON STOCK, PAR VALUE $.25 PER SHARE       NEW YORK STOCK EXCHANGE

PREFERRED STOCK PURCHASE RIGHTS              NEW YORK STOCK EXCHANGE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  /X/   No  / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 20, 1995 was $120,977,872.

    At January 20, 1995, the Registrant had outstanding 15,244,406 shares of its Common Stock, par value $.25 per share.

                     DOCUMENTS INCORPORATED BY REFERENCE

   Portions of Registrant's Annual Report to Stockholders for the fiscal year ended October 31, 1994 are incorporated by reference into Parts I and II. Portions of Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 9, 1995 are incorporated by reference into
Part III.

_______________________________________________________________________________

                                    PART I




ITEM 1.   BUSINESS.



GENERAL

    Recognition International Inc. ("Recognition") is a Delaware corporation organized on March 5, 1962. Recognition designs, manufactures, markets and provides services for electronic document processing solutions. The foregoing business is reported as one segment. Except where the context otherwise requires, the term "Recognition" as used in this report includes Recognition International Inc. and its subsidiaries.

    Recognition(R) products are marketed to organizations which manage and process substantial amounts of paper-based information, including financial and insurance services companies, utilities and government agencies.

    Pursuant to its mission to be a major open systems supplier of electronic document processing solutions, Recognition divested assets and businesses in 1990 and 1991 which were not strategic to its mission, and invested in new products. In addition to the internal development of products, Recognition has made a number of acquisitions to expand its product offerings. In 1989, Recognition purchased certain assets of Plexus Computers, Inc. and began marketing image processing software. In 1991, Recognition purchased all of the outstanding stock of Hybrid Systems Inc., a manufacturer of document processing systems. In 1992, Recognition purchased certain assets of the Lundy Financial Systems Division of TransTechnology Corporation, a manufacturer of document processing systems.

    Recognition operates its business through several strategic business units: the Worldwide Systems Group (comprised of the OEM & Technology Division, the Solutions Division, the International Solutions Division and the Service Division); and the Software Division.


OEM & TECHNOLOGY DIVISION

    The OEM & Technology Division develops and manufactures equipment and software products designed to automate the input of data from paper documents for processing in centralized and distributed environments. These products utilize Recognition's core technical competencies which include magnetic ink character recognition ("MICR"), optical character recognition ("OCR"), image character recognition ("ICR"), high-speed paper handling, image capture and local area networking. Data from the paper documents is translated into a computer processable form using

MICR, a process of reading magnetic ink characters on a document, OCR, a process of optically reading machine- and/or hand-printed characters from documents, or ICR, a process of reading machine- and/or hand-printed characters from images of documents. Imaging permits users to capture, store and process the picture form of documents and is available with most of the Division's transport products.

    The Division's products are marketed as integrated systems or as component subsystems of other vendors' document processing systems. The products are marketed by the Division through agents, OEMs and resellers, by the Solutions Division to customers in the U.S. and by the International Solutions Division to distributors and end-users outside of the U.S. These products include item processing, page processing and data entry products.

    Item Processing Products.   Item processing products are used for banking
applications, remittance applications and various other document processing applications. The item processing transports operate at speeds of 250 to 2,400 documents per minute. These products are used for processing various documents, including checks, credit card sales drafts, airline tickets, proxy cards and remittance documents such as credit card bills, utility bills and insurance premiums. The Division's high-speed power encoder product is used to automate the encoding of the dollar amount field on the bottom of checks for processing by banks and in remittance applications.

    Page Processing and Data Entry Products. Page processing and data entry products are used by federal, state and local governments, health insurance organizations and commercial entities which input data and/or capture images from a large volume of documents. Page reading systems capture machine- and hand-printed data from documents.


SOLUTIONS DIVISION

    The Solutions Division was formed in 1994 to take advantage of Recognition's application expertise in order to develop and market complete system solutions for forms processing, remittance and payment processing and document management processing. In developing these solutions, the Division integrates equipment, application software and professional services provided by the Division, other Recognition divisions and/or third parties.


INTERNATIONAL SOLUTIONS DIVISION

    The International Solutions Division markets products to the international marketplace through Recognition's wholly-owned subsidiaries and a network of resellers and distributors. The Division sells products which are produced by other Recognition divisions and products supplied by other vendors. The Division also markets PC-based wide and local area network products purchased from various vendors and integrated for use by government agencies and commercial customers. Such network products are primarily marketed by Recognition's Canadian subsidiary. In addition, the Division markets equipment and software maintenance and support services similar to those provided by the Service Division.

SERVICE DIVISION

    The Service Division provides equipment and software maintenance and support services in the U.S. on an on-site, on-call and return-to-factory basis. These services are provided for Recognition's products and other manufacturers' electro-mechanical equipment, such as item processing transports and high-speed laser printers. The Division utilizes a network of approximately 500 customer service field technicians throughout the U.S., systems for inventorying and distributing parts, and a communication and dispatch system accessible to customers 365 days a year, 24 hours per day. On-call and on-site service and telephone assistance are performed under contracts with customers at fixed periodic charges. Factory return service is billed on a per-occurrence basis or at a fixed periodic charge. The Division also provides telephone support services, contract programming services, software updates and training for equipment and software products.

    Recognition's equipment and software related customer service revenues from all of its divisions represented 58 percent of Recognition's total revenues for fiscal year 1994, 50 percent for fiscal year 1993 and 54 percent for fiscal year 1992.


SOFTWARE DIVISION

    The Software Division develops and markets Plexus(R) software products which facilitate the automation of work processes using imaging and workflow technologies. The Division also markets products developed by other vendors. The Division's imaging software products consist of optical storage management software and a development environment for network-based imaging systems. Its workflow products manage the flow of data between various steps in a user-defined business process. Plexus software operates on industry standard operating systems through an architecture which allows users to choose from a variety of hardware and software products for use in an integrated system.
This architecture enables the Plexus software products to work within the user's existing processing environment and interface with other processing applications that are currently installed or will be installed in the future. The Division also provides telephone support services, contract programming services, consulting services, software updates and training for its products. Plexus products are distributed through its own sales organization, other Recognition divisions and a worldwide network of systems integrators and value added resellers (VARs).

DISTRIBUTION AND MARKETS

    Recognition markets its products to end-users through its own sales organizations and subsidiaries in North America, Europe and Japan, and through distributors in Europe, Asia/Pacific, the Middle East, Africa and Latin America. Recognition's products are also sold through agents, OEMs, resellers and systems integrators for resale as components of larger systems.

    Most of Recognition's equipment and related software products are offered on both a sale/perpetual license and lease/temporary license basis. Both sales-type leases and operating leases are available, depending on competitive conditions and the needs of customers. Recognition's software products are primarily marketed on a perpetual license basis.

    In conducting business outside the U.S., Recognition is subject to various risks and hazards, including political, economic and other uncertainties; foreign exchange rate fluctuations and currency transfer restrictions; restrictions on foreign investment; and general risks inherent in conducting business in areas under foreign sovereignty. See the discussion under the caption "Geographic Information" appearing in Recognition's 1994 Annual Report to Stockholders for financial information by geographic area for fiscal years 1994, 1993 and 1992. Such information is incorporated by reference in Item 8 of
Part II of this Report.


ORDERS

    At October 31, 1994, Recognition's total backlog of orders believed to be firm was $44,738,000 compared to $49,289,000 at October 31, 1993. Recognition presently anticipates that approximately 84% of its backlog at October 31, 1994 will be reflected in revenues during fiscal year 1995. Backlog does not include orders for maintenance and related services.


RESEARCH AND DEVELOPMENT

    Recognition has invested substantial amounts in the development of products and technologies and believes it must continue to emphasize research and development in order to maintain its technological and competitive position. Expenditures during fiscal years 1994, 1993 and 1992 for company-funded research and development were approximately $13,452,000, $12,369,000 and $10,673,000, respectively.


COMPETITION

    The products of Recognition and its competitors are marketed on the basis of functionality, performance, accuracy and speed in relation to price, as well as the ability to provide maintenance services and software programming/support services for such products. In addition, customers' evaluation of products includes the ease with which the products can be integrated with equipment and software supplied by other vendors.

    Competitive conditions vary from product to product. In the markets served by Recognition's medium to low-speed item processing transports, there are a few major competitors which vary by the type of application, as well as several small competitors. In the target markets served by its high-speed item processing transports, Recognition is one of the industry leaders. In the integrated solutions markets and the image processing and workflow software markets served by Recognition, there are numerous competitors, including major computer equipment and software vendors, none of which is dominant. In the markets served by Recognition's multi-vendor maintenance services, the major competitors are equipment manufacturers. In addition, there are numerous other service suppliers.

INTELLECTUAL PROPERTY

    Recognition has approximately 75 U.S. patents and 20 foreign patents and holds licenses under numerous patents owned by others. Recognition also owns a number of registered and common law trademarks in the U.S. and other countries relating to Recognition's tradenames and product names.

    Products developed, manufactured or used by Recognition may from time to time raise questions of infringement of patents owned by others and not licensed to Recognition. If it should be determined that licenses under patents owned by others are essential, but not available, a material hardship on Recognition might result.

    The majority of Recognition's equipment and software products were developed by Recognition or by its acquired businesses. Certain components of equipment are purchased from other manufacturers. Certain software products include software programs licensed to Recognition by various software vendors.


SOURCES AND AVAILABILITY OF COMPONENTS

    Most of the mechanical, electrical and electronic components used in Recognition's products and most of the peripheral items are purchased from others. Recognition believes that materials, components, supplies and peripheral items of the type and in the quantities necessary for its manufacturing operations are available, and in many cases alternate sources currently exist. Recognition procures certain items of custom design, computers, computer software programs and peripheral items from sole sources under supply/license agreements. In the event any sole source item becomes unavailable from the present supplier or the supplier's lead-time to produce such item is abruptly extended beyond normal, Recognition could experience difficulty, delay and expense in obtaining delivery from other sources and in making software modifications.


EMPLOYEES

    As of October 31, 1994, Recognition had 1,525 employees, of which 1,155 are located in the U.S. and the remainder in Europe, the Far East and elsewhere in North America.




____________________________
Recognition and Plexus are Registered Trademarks of Recognition International Inc. in the U.S. and other countries.

ITEM 2.  PROPERTIES.

    Recognition owns three buildings located on approximately 50 acres of property in Irving, Texas, a suburb of Dallas. Two buildings containing approximately 235,000 square feet are used for offices and manufacturing. The third building contains approximately 80,000 square feet and has been leased to an unrelated party. Recognition owns substantially all of its office, laboratory and manufacturing equipment.

    Recognition leases approximately 40 offices in the U.S. and approximately 30 offices outside of the U.S. used for sales, service and product development. These leased offices include a facility containing approximately 30,000 square feet in Toronto, Canada used for sales, service and product development, a facility containing approximately 43,000 square feet in Dallas which is partially sub-leased to an unrelated party and partially used for warehouse space, and a facility containing approximately 40,000 square feet in Sunnyvale, California used for sales, service and product development. Recognition also leases approximately 100,000 square feet in Charlotte, North Carolina which has been used for product development and manufacturing. Recognition is in the process of consolidating the Charlotte facility into its Dallas facility and the lease will terminate in 1995.

ITEM 3.  LEGAL PROCEEDINGS.

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    During the fourth quarter of the fiscal year ended October 31, 1994, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The information appearing in the "Corporate Information" section of Recognition's 1994 Annual Report to Stockholders under the caption "Stock Prices", is incorporated herein by reference in partial answer to this item. Recognition has never paid dividends to its stockholders and currently has a policy of retaining earnings for use in its operations. Recognition is currently a party to a credit agreement which includes a covenant prohibiting the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

    The information required by this item appears in Recognition's 1994 Annual Report to Stockholders under the caption "Summary of Selected Financial Data", which information is incorporated herein by reference in partial answer to this item. See the information appearing in Recognition's 1994 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the "Notes to Consolidated

Financial Statements" of such Annual Report under the caption "Acquisitions" for a discussion as to acquisitions. Such information is incorporated by reference in Items 7 and 8 of Part II of this report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information appearing in Recognition's 1994 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", is incorporated herein by reference in answer to this item.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this item appears in Recognition's 1994 Annual Report to Stockholders under the captions "Consolidated Statement of Operations", "Consolidated Balance Sheet", "Consolidated Statement of Cash Flows", "Consolidated Statement of Stockholders' Equity", "Notes to Consolidated Financial Statements", "Report of Management" and "Report of Independent Accountants", which information is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information relating to the current directors of Recognition, and persons nominated for election as directors of Recognition at its Annual Meeting of Stockholders to be held on March 9, 1995, appears in Recognition's Proxy Statement relating to that Annual Meeting under the caption "Election of Directors". Information regarding the current executive officers of Recognition appears in such Proxy Statement under the captions "Executive Officers" and "Other Matters - Compliance with Section 16(a) of the Exchange Act". All such information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item appears in Recognition's Proxy Statement for its Annual Meeting of Stockholders to be held on March 9, 1995 under the captions "Compensation of Directors", "Executive Compensation", "Report of Compensation Committee on Executive Compensation", "Performance Graph" and "Agreements with Executive Officers", which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

    The information required by this item appears in Recognition's Proxy Statement for its Annual Meeting of Stockholders to be held on March 9, 1995 under the captions "Outstanding Common Stock" and "Security Ownership by Management", which information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

                                   PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (A)  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

         (1) and (2) - Index to Financial Statements and Schedules - The information required by this portion of Item 14 is set forth in a separate section on page 11 of this report.

         (3) - List of Exhibits - The information required by this portion of
         Item 14 is set forth in a separate section in this report following page F-4. Recognition's management contracts, and compensatory plans and arrangements which are required to be filed as exhibits to this report are listed in Exhibits 10.17 through 10.63.

    (B)  REPORTS ON FORM 8-K

         During the three months ended October 31, 1994, no reports were filed by Recognition on Form 8-K.

                               POWER OF ATTORNEY

    The Registrant and each person whose signature appears below hereby appoints each of Robert Vanourek and Thomas E. Hoefert as attorney-in-fact, each with full power to act alone, to execute in the name and on behalf of the Registrant and any such person, individually and in each capacity stated below, one or more amendments to this report, which amendments may make such changes in this report as any of said attorneys-in-fact deems appropriate, and to file each such amendment to this report together with all exhibits thereto and any and all documents in connection therewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RECOGNITION INTERNATIONAL INC.
                                                  (Registrant)


Date  January 26, 1995                   By: /s/ Robert Vanourek
                                             -------------------------
                                                Robert Vanourek
                                             President and Chief Executive
                                             Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                       Title                      Date

/s/ Robert Vanourek       President,                        January 26, 1995
- ---------------------     Chief Executive Officer
Robert Vanourek           and Director
                          (Principal Executive Officer)

/s/ Thomas Hoefert        Vice President, Chief             January 26, 1995
- ---------------------     Financial Officer and Controller
Thomas E. Hoefert         (Principal Financial and
                          Accounting Officer)

Signatures                       Title                      Date

/s/ Lucie J. Fjeldstad           Director                   January 26, 1995
- ---------------------
Lucie J. Fjeldstad


/s/ James F. Gero                Director                   January 26, 1995
- ---------------------
James F. Gero


/s/ William C. Hittinger         Director                   January 26, 1995
- ---------------------
William C. Hittinger


/s/ Gilbert H. Lamphere          Director                   January 26, 1995
- ---------------------
Gilbert H. Lamphere


/s/ A. A. Meitz                  Director                   January 26, 1995
- ---------------------
A. A. Meitz


/s/ W. G. Spears                 Director                   January 26, 1995
- ---------------------
William G. Spears


/s/ W. H. Waltrip                Director                   January 26, 1995
- ---------------------
William H. Waltrip

               RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES

                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

    The following consolidated financial statements of Recognition International Inc. and subsidiaries appearing in Recognition's Annual Report to Stockholders for the fiscal year ended October 31, 1994, have been incorporated herein by reference under Item 8 of Part II of this report.

    Consolidated Statement of Operations for the three years ended October 31, 1994.

    Consolidated Balance Sheet as of October 31, 1994 and 1993.

    Consolidated Statement of Cash Flows for the three years ended October 31, 1994.

    Consolidated Statement of Stockholders' Equity for the three years ended October 31, 1994.

    Notes to Consolidated Financial Statements.

    Report of Management.

    Report of Independent Accountants.


    The following financial statement schedules of Recognition International Inc. and subsidiaries for the three years ended October 31, 1994, are filed herewith:

    Report of Independent Accountants on Financial Statement Schedules.  F-1

    Schedule VIII     Valuation and Qualifying Accounts and Reserves.    F-2

    Schedule IX       Short-Term Borrowings.                             F-3

    Schedule X        Supplementary Income Statement Information.        F-4

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required or are inapplicable and therefore have been omitted. Individual financial statements of Recognition International Inc. have been omitted since consolidated financial statements are being filed and no significant amount of the net assets of subsidiaries included in the consolidated financial statements being filed are restricted as to transfer to Recognition International Inc.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors
   of Recognition International Inc.


Our audits of the consolidated financial statements referred to in our report dated December 7, 1994 appearing in the 1994 Annual Report to Stockholders of Recognition International Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PRICE WATERHOUSE LLP


Dallas, Texas
December 7, 1994

                                                                   SCHEDULE VIII

                RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

                                  (thousands)

                                                                         Additions
                                                              --------------------------
                                            Balance at        Charged to                                           Balance
                                            beginning of      costs and                                            end of
           Description                      period            expenses         Other(A)         Write-offs         period
- ----------------------------------          ------------      --------        ----------        ----------        --------
Year ended October 31, 1994:

  Allowance for doubtful accounts            $ 1,997           $ 1,690              $ 40         $(1,128)          $ 2,599
  Deferred tax valuation allowance           $34,434           $10,447              $ --         $    --           $44,881

Year ended October 31, 1993:

  Allowance for doubtful accounts            $ 1,598           $   687              $(32)         $ (256)          $ 1,997
  Deferred tax valuation allowance           $25,520           $ 8,914(B)           $ --          $   --           $34,434(B)


Year ended October 31, 1992:

  Allowance for doubtful accounts            $ 1,323           $   765              $ --        $   (490)          $ 1,598
  Deferred tax valuation allowance           $    --           $25,520(C)           $ --        $     --           $25,520


(A)  Includes effects of changes in foreign currency exchange rates.
(B) Includes a reclassification of ($5,653) from valuation allowance to net operating loss carryforwards.
(C) Recognition adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," prospectively as of November 1, 1991.

                                                                     SCHEDULE IX

                RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES

                             Short-Term Borrowings

                                  (thousands)

                                    Balance at end of period
                                --------------------------------     Maximum amount       Average amount        Weighted average
                                                    Weighted         outstanding          outstanding           interest rate
                                                    average          during the           during the            during the
      Classification                Amount          interest rate    period               period(A)             period(B)
- ----------------------------    -------------       -------------    --------------       -------------------   ----------------
Year ended October 31, 1994:

  Foreign Bank Loans                  $6,054             3.0%         $6,725                 $5,921               4.2%


Year ended October 31, 1993:

  Foreign Bank Loans                  $5,776             4.0%         $6,563                 $6,080               6.3%


Year ended October 31, 1992:

  Foreign Bank Loans                  $5,990             6.8%         $6,184                 $5,496              7.2%


(A) The average amount outstanding during the period was determined by averaging the month-end balances.
(B) The weighted average interest rate during the period was computed by dividing actual interest expense by the average short-term debt outstanding during the period.

                                                                      SCHEDULE X

                RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES


                   Supplementary Income Statement Information


                                  (thousands)


                                                              Charged to costs and expenses for
                                                                  the years ended October 31,
                                                             ---------------------------------------
           Item                                               1994            1993            1992
- ------------------------------------                         ------          -------        --------
Maintenance and repairs                                        *                *               *
Depreciation and amortization:
  Property, plant and equipment                            $5,707            $5,345         $5,302
  Service parts                                            $5,870            $5,926         $5,418

Goodwill amortization                                      $2,439            $2,385         $2,166

Amortization of intangible assets                          $4,010            $4,096         $2,454

Rents                                                      $4,882            $5,149         $4,990

Taxes, other than payroll and income taxes                     *             $2,542         $2,194

Royalties                                                      *                *               *

Advertising                                                    *                *               *


* Less than 1% of total revenues.

                               INDEX TO EXHIBITS

 EXHIBIT                          DESCRIPTION
 -------                          -----------

  2.1 Asset Acquisition Agreement dated as of March 5, 1992 between Registrant and TransTechnology Corporation (incorporated by reference to Exhibit 2.2 to Registrant's Quarterly Report on Form 10-Q for the period ended January 31, 1992).

  2.2 Amendment dated March 30, 1992 to the Asset Acquisition Agreement dated as of March 5, 1992 between Registrant and TransTechnology Corporation (incorporated by reference to Exhibit 2.2 to Amendment No. 1 dated June 11, 1992 to the Current Report on Form 8-K dated March 30, 1992).

  3.1 Restated Certificate of Incorporation effective May 30, 1974 (incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the period ended October 31, 1993).

  3.2 Amendment to Article First of Registrant's Restated Certificate of Incorporation effective March 12, 1993 (incorporated by reference to
         Exhibit 28(b) to Registrant's Current Report on Form 8-K dated March 12, 1993).

  3.3 Amendment to Article Fourth of Registrant's Restated Certificate of Incorporation effective April 3, 1985 (incorporated by reference to
         Exhibit 3.3 to Registrant's Annual Report on Form 10-K for the period ended October 31, 1993).

  3.4 Amendment adding Article Thirteenth to Registrant's Restated Certificate of Incorporation effective March 16, 1987 (incorporated by reference to Exhibit 3.4 to Registrant's Annual Report on Form 10-K for the period ended October 31, 1992).

  3.5 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock effective September 28, 1992 (incorporated by reference to Exhibit 3.5 to Registrant's Annual Report on Form 10-K for the period ended October 31, 1992).

  3.6    By-Laws, as amended and restated as of December 15, 1994.

  4.1 Indenture dated as of April 3, 1986 and First Supplemental Indenture dated as of November 1, 1987 between Registrant and MBank Dallas, National Association, as Trustee, with respect to Registrant's 7-1/4% Convertible Subordinated Debentures due 2011 (incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the period ended October 31, 1992).

  4.2 Rights Agreement dated as of September 18, 1992 between Registrant and Society National Bank as Rights Agent (incorporated by reference to Registrant's Form 8-A Registration Statement dated September 25,
         1992).

                               INDEX TO EXHIBITS

 EXHIBIT                          DESCRIPTION
 -------                          -----------

  9.     Not applicable.

10.1 Purchase Agreement dated as of February 28, 1990 between Registrant and Security Pacific Credit Corporation (incorporated by reference to Exhibit (19)(f) to Registrant's Quarterly Report on Form 10-Q for the period ended January 31, 1990).

10.2 Letter Agreements dated March 21, 1990, May 21, 1990, June 15, 1990, July 26, 1990 and September 10, 1990 amending the Purchase Agreement dated as of February 28, 1990 between Registrant and Security Pacific Credit Corporation (incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the period ended October 31, 1990).

10.3 Supplement No. 1 dated as of October 31, 1990 to Purchase Agreement dated as of February 28, 1990 between Registrant and Security Pacific Credit Corporation (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the period ended October 31, 1990).

10.4 Purchase Agreement dated as of June 18, 1992 among Registrant, BA Credit Corporation and Security Pacific Credit Corporation (incorporated by reference to Exhibit 19.1 to Registrant's Quarterly Report on Form 10-Q for the period ended July 31, 1992).

10.5 Amended and Restated Credit Agreement dated as of July 29, 1993 by and among Registrant and The First National Bank of Boston, National Bank of Canada, New York Branch and First Interstate Bank of Texas, N.A. (incorporated by reference to Exhibit 4.11 to Registrant's Quarterly Report on Form 10-Q for the period ended July 31, 1993).

10.6 First Amendment dated as of January 31, 1994 to Amended and Restated Credit Agreement dated as of July 29, 1993 (incorporated by reference to Exhibit 4.12 to Registrant's Quarterly Report on Form 10-Q for the period ended January 31, 1994).

10.7 Second Amendment dated as of October 31, 1994 to Amended and Restated Credit Agreement dated as of July 29, 1993.

10.8 Amended and Restated Revolving Credit Notes dated as of July 29, 1993 in the principal amounts of $12,000,000, $7,000,000 and $6,000,000 payable by Registrant to The First National Bank of Boston, as agent for The First National Bank of Boston, First Interstate Bank of Texas, N.A. and National Bank of Canada, New York Branch, respectively (incorporated by reference to Exhibit 4.12 to Registrant's Quarterly Report on Form 10-Q for the period ended July 31, 1993).

                               INDEX TO EXHIBITS

 EXHIBIT                          DESCRIPTION
 -------                          -----------

10.9 Security Agreement dated as of March 26, 1992 by and among Registrant, Hybrid Systems Inc. and The First National Bank of Boston (incorporated by reference to Exhibit 19.5 to Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 1992).

10.10 General Security Agreement dated as of March 26, 1992 by and between Mohawk Data Sciences-Canada, Limited and The First National Bank of Boston (incorporated by reference to Exhibit 19.6 to Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 1992).

10.11 Unlimited Guaranty dated as of March 26, 1992 by Hybrid Systems Inc. and Recognition Equipment (Japan), Inc. in favor of The First National Bank of Boston (incorporated by reference to Exhibit 19.7 to Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 1992).

10.12 Unlimited Guaranty dated as of March 26, 1992 by Mohawk Data Sciences-Canada, Limited in favor of The First National Bank of Boston (incorporated by reference to Exhibit 19.8 to Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 1992).

10.13 Amendment of Security Documents Agreement dated as of July 29, 1993 by and among Registrant, Recognition Canada Inc., Recognition Japan Inc., Recognition Australia Pty. Ltd. and Recognition Holding Limited and The First National Bank of Boston (incorporated by reference to
         Exhibit 4.17 to Registrant's Quarterly Report on Form 10-Q for the period ended July 31, 1993).

10.14 Amended and Restated Promissory Note dated as of March 30, 1992 by Registrant to TransTechnology Corporation in the principal amount of $1,934,183 (incorporated by reference to Exhibit 4.10 to Registrant's Quarterly Report on Form 10-Q for the period ended July 31, 1992).

10.15 Lease Agreement dated March 30, 1992 between Registrant and TransTechnology Corporation (incorporated by reference to Exhibit
         19.11 to Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 1992).

10.16 Letter Agreement dated as of August 24, 1994 amending the Lease Agreement dated as of March 30, 1992 between Registrant and TransTechnology Corporation (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended July 31, 1994).

                               INDEX TO EXHIBITS

 EXHIBIT                          DESCRIPTION
 -------                          -----------

Management Contracts, and Compensatory Plans and Arrangements (Exhibits 10.17 through 10.63):

10.17 Executive Benefit Plan, as amended and restated as of December 1, 1984 and amendment thereto dated as of December 10, 1992 (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the period ended October 31, 1993).

10.18 Executive Benefit Plan letter dated January 8, 1990 between Registrant and Robert Vanourek (incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the period ended October 31, 1993).

10.19 Letter Agreement dated January 12, 1994 amending the Executive Benefit Plan letter dated January 8, 1990 between Registrant and Robert Vanourek (incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the period ended October 31, 1993).

10.20 Executive Benefit Plan letter dated January 15, 1985 and amendment thereto dated May 27, 1992 between Registrant and Thomas A. Loose (incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the period ended October 31, 1993).

10.21 Form of Executive Benefit Plan letter dated May 12, 1992 (including schedule describing the terms of agreements between Registrant and each of Thomas R. Frederick and Robert M. Swartz) (incorporated by reference to Exhibit 19.10 to Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 1992).

10.22 Form of Letter Agreement dated January 12, 1994 amending the Executive Benefit Plan letter dated May 12, 1992 between Registrant and each of Thomas R. Frederick and Robert M. Swartz (incorporated by reference to
         Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the period ended October 31, 1993).

10.23 Executive Benefit Plan letter dated May 12, 1992 and Letter Agreement dated January 12, 1994 amending the Executive Benefit Plan letter between Registrant and Thomas D. Neitzel.

10.24 Split Dollar Agreement and Collateral Assignment Agreement, both dated December 1, 1984, between Registrant and Thomas A. Loose (incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the period ended October 31, 1993).

                               INDEX TO EXHIBITS

 EXHIBIT                          DESCRIPTION
 -------                          -----------

10.25 Form of Split Dollar Agreement and form of Collateral Assignment Agreement (including schedule describing the terms of agreements between Thomas R. Frederick, Robert M. Swartz and Robert Vanourek) (incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the period ended October 31, 1993).

10.26 Split Dollar Agreement and Collateral Assignment Agreement, both dated October 12, 1990, between Registrant and Thomas D. Neitzel.

10.27 Executive Bonus Plan, as amended and restated as of November 1, 1992 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 1993).

10.28 Form of Assignment of Targeted Bonuses for fiscal year 1994 under the Executive Bonus Plan (including schedule listing the bonus amounts for each of Thomas R. Frederick, Thomas A. Loose, Robert M. Swartz and Robert Vanourek) (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 1994).

10.29 Assignment of Targeted Bonus for fiscal year 1994 under the Executive Bonus Plan for Thomas D. Neitzel.

10.30 Waiver with respect to fiscal year 1994 bonuses under the Executive Bonus Plan.

10.31    Executive Bonus Plan, as amended and restated as of November 1, 1994.

10.32 Employment Agreement dated as of December 14, 1994 between Registrant and Robert Vanourek.

10.33 Employment Agreement dated as of December 15, 1994 between Registrant and Thomas A. Loose.

10.34 Employment Agreement dated as of December 14, 1994 between Registrant and Robert M. Swartz.

10.35 Employment Agreement dated as of June 1, 1994 between Registrant and Thomas R. Frederick.

10.36 Employment Agreement dated as of December 14, 1994 between Registrant and Thomas D. Neitzel.

                               INDEX TO EXHIBITS

 EXHIBIT                          DESCRIPTION
 -------                          -----------

10.37 Corporate Incentive Plan, as amended and restated as of March 12, 1987 (incorporated by reference to Exhibit 10.43 to Registrant's Annual Report on Form 10-K for the period ended October 31, 1992).

10.38 Form of Stock Option Agreement under the Corporate Incentive Plan (including schedule describing the terms of agreements between Registrant and each of Thomas R. Frederick, Thomas A. Loose and Robert
         M. Swartz) (incorporated by reference to Exhibit 10.50 to Registrant's Annual Report on Form 10-K for the period ended October 31, 1991).

10.39 Incentive Stock Option Agreement dated May 23, 1985 under the Corporate Incentive Plan between Registrant and Thomas A. Loose (incorporated by reference to Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the period ended October 31, 1993).

10.40 Incentive Stock Option Agreement dated May 23, 1985 under the Corporate Incentive Plan between Registrant and Thomas D. Neitzel.

10.41 Stock Option Agreements dated as of May 26, 1988, June 1, 1990 and December 13, 1990 under the Corporate Incentive Plan between Registrant and Thomas D. Neitzel.

10.42 Stock Option Plan VII, as amended and restated as of June 10, 1993 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended July 31, 1993).

10.43 Stock Option Agreement dated October 16, 1989 under Stock Option Plan VII between Registrant and Robert Vanourek (incorporated by reference to Exhibit 10.34 to Registrant's Annual Report on Form 10-K for the period ended October 31, 1993).

10.44 Form of Stock Option Agreement under Stock Option Plan VII (including schedule describing the terms of agreements between Registrant and each of Thomas R.Frederick and Robert M. Swartz) (incorporated by reference to Exhibit 10.55 to Registrant's Annual Report on Form 10-K for the period ended October 31, 1991).

10.45 1990 Corporate Incentive Plan, as amended and restated as of March 3, 1994 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 1994).

                               INDEX TO EXHIBITS

 EXHIBIT                          DESCRIPTION
 -------                          -----------

10.46 Stock Option Agreement dated as of March 3, 1994 under the 1990 Corporate Incentive Plan between Registrant and Robert Vanourek (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 1994).

10.47 Form of Stock Option Agreement dated as of March 11, 1993 under the 1990 Corporate Incentive Plan between Registrant and each of Thomas R. Frederick and Robert M. Swartz (incorporated by reference to Exhibit
         10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 1993).

10.48 Form of Amendment dated as of December 5, 1993 (including schedule) to Stock Option Agreement dated as of March 11, 1993 under the 1990 Corporate Incentive Plan between Registrant and each of Thomas R. Frederick and Robert M. Swartz (incorporated by reference to Exhibit
         10.4 to Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 1994).

10.49 Notice of Grant of Stock Option and Stock Option Grant Agreement dated as of June 8, 1994 under the 1990 Corporate Incentive Plan between Registrant and Robert M. Swartz (incorporated by reference to Exhibit
         10.4 to Registrant's Quarterly Report on Form 10-Q for the period ended July 31, 1994).

10.50 Stock Option Agreement dated as of March 11, 1993 and Amendment dated as of December 5, 1993 under the 1990 Corporate Incentive Plan between Registrant and Thomas D. Neitzel.

10.51 Stock Option Agreement dated as of December 5, 1993 under the 1990 Corporate Incentive Plan between Registrant and Thomas D. Neitzel.

10.52 Notice of Grant of Stock Option and Stock Option Grant Agreement dated as of October 5, 1994 under the 1990 Corporate Incentive Plan between Registrant and Thomas D. Neitzel.

10.53 Form of Letter Agreement dated January 12, 1994 between Registrant and each of Thomas R. Frederick, Thomas A. Loose, Robert M. Swartz and Robert Vanourek, regarding the taxation of benefits under executive benefit programs in certain circumstances (incorporated by reference to Exhibit 10.39 to Registrant's Annual Report on Form 10-K for the period ended October 31, 1993).

10.54    Letter Agreement dated January 12, 1994 between Registrant and Thomas
         D. Neitzel regarding the taxation of benefits under executive benefit programs in certain circumstances.

                               INDEX TO EXHIBITS

 EXHIBIT                          DESCRIPTION
 -------                          -----------

10.55 Description of Registrant's stock plan for non-employee directors (incorporated by reference to Exhibit 10.51 to Registrant's Annual Report on Form 10-K for the period ended October 31, 1992).

10.56    Letter Agreement dated February 1, 1988 between Registrant and William
         C. Hittinger with regard to the grant of stock under Registrant's stock plan for non-employee directors (incorporated by reference to Exhibit 10.54 to Registrant's Annual Report on Form 10-K for the period ended October 31, 1990).

10.57 Form of Letter Agreement dated as of February 16, 1990 between Registrant and each of James F. Gero, Gilbert H. Lamphere, A. A. Meitz and William H. Waltrip with regard to the grant of stock under Registrant's stock plan for non-employee directors (incorporated by reference to Exhibit 10.55 to Registrant's Annual Report on Form 10-K for the period ended October 31, 1990).

10.58 Form of Letter Agreement dated as of November 19, 1991 between Registrant and each of James F. Gero, William C. Hittinger, Gilbert H. Lamphere, A. A. Meitz and William H. Waltrip with regard to the grant of stock under Registrant's stock plan for non-employee directors (incorporated by reference to Exhibit 10.64 to Registrant's Annual Report on Form 10-K for the period ended October 31, 1991).

10.59 Letter Agreement dated as of October 28, 1993 between Registrant and Lucie J. Fjeldstad with regard to the grant of stock under Registrant's stock plan for non-employee directors (incorporated by reference to Exhibit 10.44 to Registrant's Annual Report on Form 10-K for the period ended October 31, 1993).

10.60 Letter Agreement dated as of October 25, 1994 between Registrant and William G. Spears with regard to the grant of stock under Registrant's stock plan for non-employee directors.

10.61 Director Stock Option Plan dated as of December 10, 1992 (incorporated by reference to Exhibit 10.55 to Registrant's Annual Report on Form 10-K for the period ended October 31, 1992).

10.62 Consulting Agreement dated December 6, 1994 between Registrant and Fjeldstad International.

10.63 Description of Registrant's former educational loan program for executive officers (incorporated by reference to Exhibit 10.46 to Registrant's Annual Report on Form 10-K for the period ended October 31, 1993).

11.1     Statement Re Computation of Per Share Earnings.

                               INDEX TO EXHIBITS

 EXHIBIT                          DESCRIPTION
 -------                          -----------

12.      Not applicable.

13.1 Sections from Annual Report to Stockholders of Recognition International Inc. for the fiscal year ended October 31, 1994 (any portions thereof which are not expressly incorporated by reference in this report are furnished for information of the Commission only and are not to be deemed "filed" as a part of this report).

16.      Not applicable.

18.      Not applicable.

21.1     Subsidiaries of Registrant.

22.      Not applicable.

23.1     Consent of Independent Accountants.

24.      Not applicable.

27.      Financial Data Schedules.

28.      Not applicable.

99.      Not applicable.