Form 10-Q
period 1995-01-31
RECOGNITION INTERNATIONAL INC
filed 1995-03-15
CIK 82523

- --------------------------------------------------------------------------------
                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/  (Mark One)
     QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1995

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

YES    X                 NO
      ---                    ---


         At March 13 1995, the Registrant had outstanding 15,275,740 shares of its Common Stock, par value $.25 per share.

- --------------------------------------------------------------------------------

                RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES

                                     INDEX

                                                                              PAGE NO.
                                                                              --------
PART I.  FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS.
       ---------------------

               Consolidated Balance Sheet as of                                  1
                     January 31, 1995 and October 31, 1994.

               Consolidated Statement of Operations -                            2
                     Three Months Ended January 31, 1995 and 1994.

               Consolidated Statement of Cash Flows -                            3
                     Three Months Ended January 31, 1995 and 1994.

               Notes to Consolidated Financial Statements.                       4

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS.                              6
               ------------------------------------

PART II. OTHER INFORMATION

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                                10
               ---------------------------------

               (a) Exhibits
               (b) Reports on Form 8-K

SIGNATURE                                                                       11

INDEX TO EXHIBITS                                                               12

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (thousands)

                                                                           January 31,
                                                                              1995                  October 31,
ASSETS                                                                     (Unaudited)                 1994
                                                                           -----------              -----------
Current assets:
   Cash and cash equivalents, including
       restricted amounts of $6,382 in 1995
       and $6,359 in 1994                                                   $ 40,341                 $ 40,115
   Short-term investments, including
       restricted amounts of $530 in 1995
       and $536 in 1994                                                          543                      549
   Receivables - net                                                          49,479                   50,263
   Inventories:
       Raw materials and parts                                                 4,371                    4,375
       Work in process                                                        10,546                   10,243
       Finished goods                                                          7,437                   10,067
   Other current assets                                                        5,068                    5,599
                                                                            ---------                ---------
Total current assets                                                         117,785                  121,211
                                                                            ---------                ---------
Property, plant and equipment - net                                           15,958                   16,304
Service parts - net                                                           25,559                   25,281
Long-term receivables                                                          3,993                    5,278
Goodwill - net                                                                15,562                   16,377
Capitalized software - net                                                     5,449                    5,605
Other assets                                                                  14,264                   14,407
                                                                            ---------                ---------
Total assets                                                                $198,570                 $204,463
                                                                            =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                          $  7,921                 $  7,988
   Trade accounts payable                                                     12,192                   10,426
   Domestic and foreign income taxes                                             343                    1,650
   Accrued compensation and benefits                                           4,161                    5,328
   Advance payments by customers                                              18,950                   20,350
   Accrued and other current liabilities                                      19,763                   22,877
                                                                            ---------                ---------
Total current liabilities                                                     63,330                   68,619
                                                                            ---------                ---------
Long-term debt                                                                51,722                   51,722
                                                                            ---------                ---------
Other liabilities                                                              6,961                    6,285
                                                                            ---------                ---------
Stockholders' equity:
   Preferred stock, no par value:  authorized
       shares - 800; issued shares - none                                         --                       --
   Series A junior participating preferred
       stock, no par value:  authorized shares -
       200; issued shares - none                                                  --                       --
   Common stock, $.25 par value:  authorized
       shares - 30,000; issued shares - 15,310
       in 1995 and 15,295 in 1994                                              3,828                    3,824
   Capital in excess of par value                                            141,245                  140,851
   Accumulated deficit                                                       (64,419)                 (63,947)
   Translation adjustments                                                    (3,709)                  (2,503)
   Treasury stock                                                               (388)                    (388)
                                                                            ---------                ---------
Total stockholders' equity                                                    76,557                   77,837
                                                                            ---------                ---------
Commitments and contingencies
                                                                            ---------                ---------
Total liabilities and stockholders' equity                                  $198,570                 $204,463
                                                                            =========                =========

See notes to consolidated financial statements.

                RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                         (thousands, except per share)

                                                                          Three months ended
                                                                             January 31,
                                                                        1995             1994
                                                                      --------         --------
Revenues:
  Product                                                            $22,539           $18,157
  Customer service                                                    30,862            32,191
                                                                     --------          --------

                                                                      53,401            50,348

Cost of revenues:
  Product                                                             16,073            12,021
  Customer service                                                    21,341            19,856
                                                                     --------          --------

                                                                      37,414            31,877
                                                                     --------          --------

Gross profit                                                          15,987            18,471

Operating expenses:
  Engineering and development                                          2,884             4,250
  Selling and marketing                                                8,006             7,955
  General and administrative                                           2,978             3,216
  Restructuring                                                          571                --
  Amortization and other operating                                       745               905
                                                                     --------          --------

Operating income                                                         803             2,145

Interest income                                                          592               593
Interest expense                                                      (1,068)           (1,077)
Foreign exchange losses - net                                           (270)              (43)
Other income (expense) - net                                              40               (50)
                                                                     --------          --------

Income before income taxes                                                97             1,568
Provision for income taxes                                              (568)             (912)
                                                                     --------          --------

Net income (loss)                                                    $  (471)          $   656
                                                                     ========          ========

Earnings (loss) per share                                            $  (.03)          $   .04
                                                                     ========          ========

Weighted average shares outstanding                                   15,528            15,884
                                                                     ========          ========


See notes to consolidated financial statements.

                RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                  (thousands)

                                                                                             Three months ended
                                                                                                January 31,
                                                                                             1995              1994
                                                                                           --------         ---------
OPERATING ACTIVITIES:
Net income (loss)                                                                          $  (471)         $    656
Adjustments to reconcile net income (loss)
  to net cash provided by (used for) operations:
    Depreciation                                                                             3,118             2,710
    Amortization                                                                             1,359             1,591
    Restructuring                                                                              571                --
    Net book value of service parts used                                                       812               250
    Other                                                                                      753             1,097
    Changes in assets and liabilities:
       Receivables                                                                             (27)            1,081
       Inventories                                                                           1,999            (2,812)
       Trade accounts payable                                                                1,806               916
       Advance payments by customers                                                        (1,292)           (2,240)
       Other current assets and liabilities                                                 (5,295)          (10,332)
       Other non-current assets and liabilities                                              1,607                24
                                                                                           --------          --------

  Net cash provided by (used for) operating activities                                       4,940            (7,059)
                                                                                           --------          --------

INVESTING ACTIVITIES:
Additions to property, plant and equipment                                                  (1,106)             (958)
Additions to service parts                                                                  (3,003)           (7,041)
Additions to capitalized software                                                             (288)             (907)
Payment for acquisition of business                                                           (163)             (218)
Other                                                                                            1                11
                                                                                           --------          --------

  Net cash used for investing activities                                                    (4,559)           (9,113)
                                                                                           --------          --------

FINANCING ACTIVITIES:
Proceeds from issuance of short-term debt                                                       --                 4
Issuance of common stock                                                                       112               224
                                                                                           --------          --------

  Net cash provided by financing activities                                                    112               228
                                                                                           --------          --------

Effect of exchange rate changes on cash                                                       (267)             (339)
                                                                                           --------          --------

Net increase (decrease) in cash and cash equivalents                                           226           (16,283)
Cash and cash equivalents at beginning of period                                            40,115            53,334
                                                                                           --------          --------
Cash and cash equivalents at end of period                                                 $40,341           $37,051
                                                                                           ========          ========

Supplemental disclosures of cash flow information:
  Cash paid during the three-month period for:
    Interest                                                                               $   100           $    99
    Income taxes                                                                           $ 1,020           $ 2,145
                                                                                           ========          ========

See notes to consolidated financial statements.

                RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in Recognition's Annual Report on Form 10-K for the year ended October 31, 1994. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments of a normal recurring nature necessary to fairly present Recognition's financial position, results of operations and cash flows. The results of operations for the three months ended January 31, 1995 may not be indicative of the results that may be expected for the year ending October 31, 1995.

(2) Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

(3) In 1994, Recognition adopted a plan to restructure its operations which is expected to be completed by the end of the third quarter of 1995. There are three major parts to this plan: (1) to eliminate duplicate support and overhead operations and move Recognition's systems business more quickly through the transition from older, proprietary products to newer, open architecture products by consolidating certain operations; (2) to consolidate manufacturing and engineering into the Dallas, Texas facility and to close the Charlotte, North Carolina facility and other offices; and (3) to reduce expenses and overall headcount in Recognition's software business by consolidating certain software support functions.

         As a result of adopting this plan, Recognition recorded restructuring charges of $19,732,000 in 1994 and $571,000 in 1995. These charges include termination benefits of $7,938,000 for the involuntary termination of 314 employees. The majority of the employees to be terminated are employed in Recognition's Charlotte, North Carolina facility. The remainder of the employees to be terminated are part of the restructuring of the systems and software businesses. The restructuring charges also include $3,183,000 for obligations relating to employee relocation, $5,973,000 for the write-down of certain assets no longer required in the business, $1,443,000 for facility lease terminations and $1,766,000 for other related items. As of January 31, 1995, Recognition has paid $2,337,000 in termination benefits for the involuntary termination of 160 employees and has written down assets or paid amounts totaling $8,723,000 related to other restructuring items.

(4) At January 31, 1995, Recognition was contingently liable for approximately $903,000 under letters of credit issued primarily in connection with vendor purchase contracts and performance guarantees on customer sales contracts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CHANGES IN FINANCIAL CONDITION

         In 1994, Recognition adopted a restructuring plan to consolidate certain operations in its systems business, close its Charlotte, North Carolina facility and other offices and consolidate certain software support functions. The plan is expected to be completed by the end of the third quarter of 1995. As a result of adopting this plan, Recognition recorded restructuring charges of $19.7 million in 1994 and $.6 million in 1995 for obligations relating to employee severance and relocation, write-down of certain assets no longer required in the business, facility lease terminations, the hiring and training of employees to accomplish the restructuring and other related items. Additional restructuring charges of $1.5 to $2.5 million are expected to be incurred through the balance of 1995 for the relocation, hiring and training of employees to accomplish the restructuring. Together, these charges are expected to use approximately $16 million of cash, of which approximately $9 million would have been incurred as salaries and office rents without the restructuring. As of January 31, 1995, approximately $10 million of the $16 million of cash remains to be paid, a substantial portion of which will be paid during 1995.

         Working capital at January 31, 1995 was $54.5 million, an increase of $1.9 million compared to October 31, 1994. The change was a result of a decrease in current liabilities of $5.3 million and a decrease in current assets of $3.4 million.

         The decrease in current liabilities included a $3.1 million decrease in accrued and other current liabilities due primarily to payments related to restructuring and to sales and property taxes accrued at October 31, 1994. Advance payments by customers decreased $1.4 million due to revenues recorded in the first quarter of 1995 for which payment was received in 1994. Domestic and foreign income taxes decreased $1.3 million due primarily to payments of 1994 taxes by certain foreign subsidiaries. Accrued compensation and benefits decreased $1.2 million primarily due to payment of salaries and commissions accrued at October 31, 1994. These decreases were partially offset by an increase in trade accounts payable of $1.8 million due to the timing of disbursements in the ordinary course of business.

         The decrease in current assets was due primarily to a $2.3 million decrease in inventory resulting from the shipment of finished goods inventory held at October 31, 1994 under several large contracts.

         At January 31, 1995, Recognition had $40.9 million of cash, cash equivalents and short-term investments, of which $6.9 million was pledged as collateral or otherwise committed to secure certain guarantees and a foreign bank loan. Recognition has a $25.0 million revolving credit facility. The facility contains covenants including maintenance of certain financial ratios, net worth requirements and restrictions on future borrowings and payment of dividends with which Recognition was in compliance at January 31, 1995. Obligations under the facility are secured by a lien on substantially all of Recognition's assets, excluding its real estate. Due to outstanding letters of credit issued under the facility and restrictions imposed by the financial covenants, the amount of credit available under the facility at January 31, 1995 was approximately $5 million. The credit facility expires in July 1995 and any borrowings outstanding at that time will convert to a one-year term loan. Recognition expects to extend or renegotiate the revolving credit facility at that time.

         Recognition believes it has sufficient cash, including amounts available under the current credit facility, to meet its operating and capital requirements for fiscal year 1995.


RESULTS OF OPERATIONS - COMPARISON OF THREE MONTH PERIODS ENDED
                        JANUARY 31, 1995 AND 1994

         Recognition recorded a net loss for the first quarter of 1995 of $.5 million compared to net income of $.7 million in the first quarter of 1994, a decrease of $1.2 million. The net loss for the first quarter of 1995 included a restructuring charge of $.6 million for hiring, training and asset relocations associated with the restructuring plan adopted in the third quarter of 1994. The remaining decrease was primarily the result of lower gross profit margins, offset by approximately $1.6 million of savings from the restructuring.

         Consolidated revenues were $53.4 million in the first quarter of 1995, an increase of six percent, or $3.1 million, as compared to the first quarter of 1994. Revenues from equipment products and services were $40.9 million in the first quarter of 1995, an increase of $1.5 million, or four percent, as compared to the first quarter of 1994. Revenues from software products and services, including Plexus(R) software products and software sold in conjunction with equipment, were $12.5 million in the first quarter of 1995. This represented an increase of $1.6 million, or 15 percent, as compared to the first quarter of 1994.

         The increase in consolidated revenues reflected an increase in domestic revenues of $1.1 million, or three percent, and an increase in foreign revenues of $2.0 million, or 10 percent. Foreign operations contributed 40 percent of the first quarter of 1995 revenues compared to 38 percent in the first quarter of 1994.

         Product revenues were $22.5 million, an increase of 24 percent, or $4.4 million, when compared to the first quarter of 1994. Revenues from equipment products were $14.4 million in the first quarter of 1995, an increase of 16 percent, or $2.0 million, due primarily to revenues associated with the new, open system high-speed document transport and the Universal Transport(TM) products. Revenues from software products were $8.1 million in the first quarter of 1995, an increase of 41 percent, or $2.4 million, due primarily to a sale of third party software in Canada.

         Customer service revenues were $30.9 million, a decrease of four percent, or $1.3 million, when compared to the first quarter of 1994. Equipment related service revenues were $26.5 million in the first quarter of 1995, a decrease of two percent, or $.6 million, as a result of the expected expiration of maintenance agreements for older products partially offset by an increase in revenues from third party maintenance services. Software service revenues related to both Plexus products and software sold in conjunction with equipment were $4.4 million in the first quarter of 1995, a decrease of 15 percent, or $.8 million. The 1994 software service revenues included significant revenues for custom software completed for a customer in Japan.

         Consolidated gross profit in the first quarter of 1995 was $16.0 million, down $2.5 million from the first quarter of 1994. Product gross profit was $6.5 million, or 29 percent of revenues, in the first quarter of 1995 compared to $6.1 million, or 34 percent of revenues, in the first quarter of 1994. This decline in the product gross profit margin was attributable to a change in the mix of equipment revenues to products marketed through third parties with lower gross profit margins, and start-up costs for the production of the new high-speed transport and Universal Transport products.

         Customer service gross profit was $9.5 million, or 31 percent of revenues, in the first quarter of 1995 compared to $12.3 million, or 38 percent of revenues, in the first quarter of 1994. The 38 percent gross profit margin in 1994 was unusually high due to custom software revenues in Japan. The 31 percent gross profit margin in 1995 is generally in line with historical trends. However, the gross profit margin on equipment maintenance services is declining as revenues from the service of proprietary products are being replaced by revenues from the service of third party products with lower gross profit margins. Gross profit margins vary for other services based upon the specific services performed. As a result, it is difficult to predict future total customer service gross profit margins.

         Engineering and development expenses decreased $1.4 million due to the completion of certain development activities related to the high-speed document transport and Universal Transport products in the latter half of 1994, cancellation of non-strategic development activities in the software business and lower sustaining engineering for older, proprietary products.

         The provisions for income taxes for 1995 and 1994 were a result of income earned by certain foreign entities with relatively high effective tax rates while no tax benefits were available to entities which recorded losses for the three months.

         In 1994, Recognition's Canadian subsidiary recorded significant revenues under several major contracts with the Canadian government for network products. Delivery and installation under these major contracts was substantially completed in the first quarter of 1995. Recognition is currently pursuing new contracts in Canada but at this time cannot be assured that any of these contracts will be awarded to Recognition. As a result, future revenues may be lower. However, the impact on income would be mitigated by the fact that the gross profit margin on such contracts are substantially lower than Recognition's typical gross profit margins.

         Beginning in 1994 the growth rate in software revenues from products and services did not match growth rates previously experienced. These revenues increased 18 percent in fiscal year 1994 and 15 percent in the first quarter of 1995. These growth rates are more in line with industry rates which Recognition estimates to be 15 to 30 percent annually. Although the volume of software shipments has expanded, revenue growth in server software products did not offset the decline in client software product revenues which were impacted by significant competitor price reductions in the application development tool market. Recognition expects server software product revenues to continue to increase and account for a greater portion of software product revenues; however, the uncertain timing of large orders and the effect of industry forces and competition on pricing makes growth rates difficult to forecast.

                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The information required by this portion of Item 6 is set forth in the Index to Exhibits on pages 12 through 15 of this Report.

(b) Reports on Form 8-K - No Reports on Form 8-K were filed during the quarter for which this Report is being filed.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 RECOGNITION INTERNATIONAL INC.
                                                              (Registrant)




Date: March 13, 1995                             /s/ Thomas E. Hoefert
      ----------------                           -------------------------------
                                                 Thomas E. Hoefert
                                                 Vice President and Chief
                                                 Financial Officer
                                                 (Duly Authorized Officer and
                                                 Principal Financial Officer)

                               INDEX TO EXHIBITS



EXHIBIT                                                DESCRIPTION OF DOCUMENT
- -------                                                -----------------------
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

4.6              By-Laws, as amended and restated as of December 15, 1994 (incorporated by reference to Exhibit 3.6 to
                 Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1994).

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



EXHIBIT                                                DESCRIPTION OF DOCUMENT
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

4.12             Second Amendment dated as of October 31, 1994 to Amended and Restated Credit Agreement dated as of July 29,
                 1993 (incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the period ended October 31, 1994).

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



                               INDEX TO EXHIBITS



EXHIBIT                                                DESCRIPTION OF DOCUMENT
- -------                                                -----------------------
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

Management Contracts and Compensatory Plans and Arrangements (Exhibit 10.1)

10.1             Stock Option Plan VII, as amended and restated as of October 6, 1994.

11.1             Statement re computation of per share earnings.

15.              Not applicable.

18.              Not applicable.

                               INDEX TO EXHIBITS



EXHIBIT                                                DESCRIPTION OF DOCUMENT
- -------                                                -----------------------
19.              Not applicable.

22.              Not applicable.

23.              Not applicable.

24.              Not applicable.

27.1             Financial Data Schedules.

99.              Not applicable.


