Form 10-Q
period 1995-04-30
RECOGNITION INTERNATIONAL INC
filed 1995-06-08
CIK 82523

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     (Mark One)
         [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1995

                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________________ to _____________

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


At June 6, 1995, the Registrant had outstanding 15,355,740 shares of its Common Stock, par value $.25 per share.

                RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                      PAGE NO.
                                                                                                      --------
PART I.       FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS.

                   Consolidated Balance Sheet as of                                                       1
                      April 30, 1995 and October 31, 1994.

                   Consolidated Statement of Operations -                                                 2
                      Three Months and Six Months
                      Ended April 30, 1995 and 1994.

                   Consolidated Statement of Cash Flows -                                                 3
                      Six Months Ended April 30, 1995 and 1994.

                   Notes to Consolidated Financial Statements.                                            4

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS.                                                                            6

PART II.      OTHER INFORMATION

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS.                                                                     12

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                                                     12

                   (a) Exhibits
                   (b) Reports on Form 8-K

SIGNATURES                                                                                               13

INDEX TO EXHIBITS                                                                                        14

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (thousands)

                                                                                   April 30,
                                                                                     1995                  October 31,
ASSETS                                                                            (Unaudited)                 1994
                                                                                   ---------               -----------
Current assets:
   Cash and cash equivalents, including
       restricted amounts of $7,188 in 1995
       and $6,359 in 1994                                                          $ 43,300                 $ 40,115
   Short-term investments, including
       restricted amounts of $623 in 1995
       and $536 in 1994                                                                 637                      549
   Receivables - net                                                                 51,629                   50,263
   Inventories:
       Raw materials and parts                                                        9,219                    4,375
       Work in process                                                                7,742                   10,243
       Finished goods                                                                 6,823                   10,067
   Other current assets                                                               3,907                    5,599
                                                                                   ---------                ---------
Total current assets                                                                123,257                  121,211
                                                                                   ---------                ---------
Property, plant and equipment - net                                                  15,547                   16,304
Service parts - net                                                                  26,505                   25,281
Long-term receivables                                                                 3,802                    5,278
Goodwill - net                                                                       15,114                   16,377
Capitalized software - net                                                            5,282                    5,605
Other assets                                                                         13,969                   14,407
                                                                                   ---------                ---------
Total assets                                                                       $203,476                 $204,463
                                                                                   =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                                 $  9,044                 $  7,988
   Trade accounts payable                                                            14,533                   10,426
   Domestic and foreign income taxes                                                  1,454                    1,650
   Accrued compensation and benefits                                                  5,632                    5,328
   Advance payments by customers                                                     18,152                   20,350
   Accrued and other current liabilities                                             18,544                   22,877
                                                                                   ---------                ---------
Total current liabilities                                                            67,359                   68,619
                                                                                   ---------                ---------
Long-term debt                                                                       49,472                   51,722
                                                                                   ---------                ---------
Other liabilities                                                                     6,789                    6,285
                                                                                   ---------                ---------
Stockholders' equity:
   Preferred stock, no par value:  authorized
       shares - 800; issued shares - none                                                --                       --
   Series A junior participating preferred
       stock, no par value:  authorized shares -
       200; issued shares - none                                                         --                       --
   Common stock, $.25 par value:  authorized
       shares - 30,000; issued shares - 15,406
       in 1995 and 15,295 in 1994                                                     3,852                    3,824
   Capital in excess of par value                                                   142,008                  140,851
   Accumulated deficit                                                              (63,802)                 (63,947)
   Translation adjustments                                                           (1,814)                  (2,503)
   Treasury stock                                                                      (388)                    (388)
                                                                                   ---------                ---------
Total stockholders' equity                                                           79,856                   77,837
                                                                                   ---------                ---------
Commitments and contingencies
                                                                                   ---------                ---------
Total liabilities and stockholders' equity                                         $203,476                 $204,463
                                                                                   =========                =========


See notes to consolidated financial statements.

                RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                         (thousands, except per share)

                                                      Three months ended                       Six months ended
                                                           April 30,                              April 30,
                                                 ---------------------------            -----------------------------
                                                   1995               1994                 1995               1994
                                                 --------           --------            ---------          ----------
Revenues:
     Product                                      $23,144            $31,712             $ 45,683           $ 49,869
     Customer service                              32,307             30,865               63,169             63,056
                                                  --------           --------            ---------          ---------
                                                   55,451             62,577              108,852            112,925
                                                  --------           --------            ---------          ---------

Cost of revenues:
     Product                                       16,155             23,399               32,228             35,420
     Customer service                              22,520             21,084               43,861             40,940
                                                  --------           --------            ---------          ---------
                                                   38,675             44,483               76,089             76,360
                                                  --------           --------            ---------          ---------

Gross profit                                       16,776             18,094               32,763             36,565

Operating expenses:
     Engineering and development                    2,603              4,094                5,487              8,344
     Selling and marketing                          8,149              8,879               16,155             16,834
     General and administrative                     2,857              3,535                5,835              6,751
     Restructuring                                    733                 --                1,304                 --
     Amortization and other operating                 851                856                1,596              1,761
                                                  --------           --------            ---------          ---------

Operating income                                    1,583                730                2,386              2,875

Interest income                                       676                586                1,268              1,179
Interest expense                                   (1,082)            (1,071)              (2,150)            (2,148)
Foreign exchange gains, net                         1,226                217                  956                174
Other expense, net                                    (78)              (143)                 (38)              (193)
                                                  --------          ---------            ---------          ---------

Income before income taxes                          2,325                319                2,422              1,887
Provision for income taxes                         (1,708)            (1,710)              (2,276)            (2,622)
                                                  --------           --------            ---------          ---------

Net income (loss)                                 $   617            $(1,391)            $    146           $   (735)
                                                  ========           ========            =========          =========


Earnings (loss) per share                         $   .04            $  (.09)            $    .01           $   (.05)
                                                  ========           ========            =========          =========


Weighted average shares                            15,454             15,725               15,492             15,806
                                                  ========           ========            =========          =========



See notes to consolidated financial statements.

                RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                  (thousands)

                                                                                          Six months ended
                                                                                              April 30,
                                                                                       1995              1994
                                                                                     --------         ---------
OPERATING ACTIVITIES:
Net income (loss)                                                                    $   146          $   (735)
Adjustments to reconcile net income (loss) to net
  cash provided by (used for) operating activities:
   Depreciation                                                                        6,091             5,488
   Amortization                                                                        2,660             3,275
   Restructuring                                                                       1,304                --
   Net book value of service parts used                                                1,074               543
   Other                                                                                 250             1,093
   Changes in assets and liabilities:
     Receivables                                                                        (507)          (10,619)
     Inventories                                                                         992              (372)
     Trade accounts payable                                                            3,600             4,347
     Advance payments by customers                                                    (2,490)           (4,085)
     Other current assets and liabilities                                             (3,783)           (6,794)
     Other non-current assets and liabilities                                            427               203
                                                                                     --------         ---------

  Net cash provided by (used for) operating activities                                 9,764            (7,656)
                                                                                     --------         ---------

INVESTING ACTIVITIES:
Additions to property, plant and equipment                                            (1,992)           (3,226)
Additions to service parts                                                            (5,470)           (9,529)
Additions to capitalized software                                                       (582)           (1,839)
Payment for acquisition of business                                                      (75)             (306)
Escrow for purchase of real property                                                   1,400                --
Other                                                                                      7                97
                                                                                     --------         ---------

  Net cash used for investing activities                                              (6,712)          (14,803)
                                                                                     --------         ---------

FINANCING ACTIVITIES:
Proceeds from issuance of short-term debt                                                200               273
Repayment of short-term debt                                                            (417)             (273)
Repayment of long-term debt                                                           (1,934)               --
Issuance of common stock                                                                 611               261
                                                                                     --------         ---------

  Net cash provided by (used for) financing activities                                (1,540)              261
                                                                                     --------         ---------

Effect of exchange rate changes on cash                                                1,673               298
                                                                                     --------         ---------

Net increase (decrease) in cash and cash equivalents                                   3,185           (21,900)
Cash and cash equivalents at beginning of period                                      40,115            53,334
                                                                                     --------         ---------
Cash and cash equivalents at end of period                                           $43,300          $ 31,434
                                                                                     ========         =========

Supplemental disclosures of cash flow information:
  Cash paid during the six-month period for:
   Interest                                                                          $ 2,904          $  2,815
   Income taxes                                                                      $ 2,351          $  2,878
                                                                                     ========         =========

See notes to consolidated financial statements.

                RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in Recognition's Annual Report on Form 10-K for the year ended October 31, 1994. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments of a normal recurring nature necessary to fairly present Recognition's financial position, results of operations and cash flows. The results of operations for the six months ended April 30, 1995 may not be indicative of the results that may be expected for the year ending October 31, 1995.

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

        As a result of adopting this plan, Recognition recorded restructuring charges of $19,732,000 in 1994 and $1,304,000 in 1995. These charges include termination benefits of $7,938,000 for the involuntary termination of 314 employees. The majority of the employees affected by the restructuring were employed in Recognition's Charlotte, North Carolina facility. The remainder of the affected employees were employed in the systems and software businesses. The restructuring charges also include $3,249,000 for obligations relating to employee relocation, $5,973,000 for the write-down of certain assets no longer required in the business, $1,443,000 for facility lease terminations and $2,433,000 for other related items. As of April 30, 1995, Recognition has paid $4,097,000 in termination benefits for the involuntary termination of 258 employees and has written down assets or paid amounts totaling $10,272,000 related to other restructuring items.

(4) On May 19, 1995, the boards of directors of BancTec, Inc. (BancTec) and Recognition unanimously approved an agreement to merge the two companies through an exchange of stock. Under the terms of the agreement, Recognition stockholders will receive .59 of a share of BancTec common stock for each share of Recognition common stock owned. The agreement is subject to regulatory approval as well as approval by the stockholders of both companies and is expected to be completed in early Fall of 1995. The transaction is expected to be tax free to both companies' stockholders and to be accounted for on a "pooling of interest" basis. Under this basis of accounting, the assets and liabilities of BancTec and Recognition will be combined based on the respective carrying values of the accounts in the historical financial statements of each entity. Results of operations of the combined company will include income of BancTec and Recognition for the entire fiscal period in which the combination occurs and the historical results of operations of the separate companies for fiscal years prior to the merger will be combined and reported as the results of operations of the combined company.

(5) At April 30, 1995, Recognition was contingently liable for approximately $983,000 under letters of credit issued primarily in connection with vendor purchase contracts and performance guarantees on customer sales contracts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CHANGES IN FINANCIAL CONDITION

         On May 19, 1995, the boards of directors of BancTec, Inc. (BancTec) and Recognition unanimously approved an agreement to merge the two companies through an exchange of stock. Under the terms of the agreement, Recognition stockholders will receive .59 of a share of BancTec common stock for each share of Recognition common stock owned. The agreement is subject to regulatory approval as well as approval by the stockholders of both companies and is expected to be completed in early Fall of 1995. The transaction is expected to be tax free to both companies' stockholders and to be accounted for on a "pooling of interest" basis. Under this basis of accounting, the assets and liabilities of BancTec and Recognition will be combined based on the respective carrying values of the accounts in the historical financial statements of each entity. Results of operations of the combined company will include income of BancTec and Recognition for the entire fiscal period in which the combination occurs and the historical results of operations of the separate companies for fiscal years prior to the merger will be combined and reported as the results of operations of the combined company.

         Recognition's future orders and revenues may be adversely impacted due to the announcement of the proposed merger and resulting uncertainties created in the market place for its products and services.

         Recognition adopted a restructuring plan in 1994 to consolidate certain operations in its systems business, close its Charlotte, North Carolina facility and other offices and consolidate certain software support functions. The plan is expected to be completed by the end of the third quarter of 1995. As a result of adopting this plan, Recognition recorded restructuring charges of $19.7 million in 1994 and $1.3 million in 1995 for obligations relating to employee severance and relocation, write-down of certain assets no longer required in the business, facility lease terminations, the hiring and training of employees to accomplish the restructuring and other related items.
Together, these charges are expected to use approximately $15 million of cash, of which approximately $9 million would have been incurred as salaries and office rents without the restructuring. As of April 30, 1995, approximately $6 million of the $15 million of cash remains to be paid, a substantial portion of which will be paid during 1995.

         Working capital at April 30, 1995 was $55.9 million, an increase of $3.3 million compared to October 31, 1994. The change was a result of an increase in current assets of $2.0 million and a decrease in current liabilities of $1.3 million.

         The increase in current assets was due primarily to an increase in cash and cash equivalents of $3.2 million (see Consolidated Statement of Cash Flows). Accounts receivable increased $1.4 million primarily due to revenue recorded for shipments made in the second quarter of 1995. These increases were partially offset by a decrease in other current assets of $1.7 million primarily due to the release to Recognition of $1.4 million which had been placed in escrow as part of the acquisition of the Lundy Financial Systems Division of TransTechnology Corporation.

         The decrease in current liabilities included a $4.3 million decrease in accrued and other current liabilities due to payments related to restructuring accrued at October 31, 1994. Advance payments by customers decreased $2.2 million due to revenues recorded in the first six months of 1995 for which payment was received in 1994. These decreases were partially offset by increases in trade accounts payable and short-term debt of $4.1 million and $1.1 million, respectively. The $4.1 million increase in trade accounts payable was due to the timing of disbursements in the ordinary course of business. The increase in short-term debt was primarily due to the reclassification of $2.3 million from long-term debt for a sinking fund payment due in April 1996 on the 7 1/4% convertible debentures offset by the repayment of the $1.9 million promissory note to TransTechnology Corporation.

         At April 30, 1995, Recognition had $43.9 million of cash, cash equivalents and short-term investments, of which $7.8 million was pledged as collateral or otherwise committed to secure certain guarantees and a foreign bank loan. Recognition has a $25.0 million revolving credit facility. The facility contains covenants including maintenance of certain financial ratios, net worth requirements and restrictions on future borrowings and payment of dividends with which Recognition was in compliance at April 30, 1995. Obligations under the facility are secured by a lien on substantially all of Recognition's assets, excluding its real estate. Due to outstanding letters of credit issued under the facility and restrictions imposed by the financial covenants, the amount of credit available under the facility at April 30, 1995 was approximately $12 million. The credit facility expires in July 1995 and any borrowings outstanding at that time will convert to a one-year term loan. Recognition does not intend to extend the revolving credit facility pending the completion of the proposed merger.

         Recognition believes it has sufficient cash to meet its operating and capital requirements for fiscal year 1995.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTH PERIODS ENDED
                        APRIL 30, 1995 AND 1994

         Recognition recorded net income for the second quarter of 1995 of $.6 million compared to a net loss of $1.4 million in the second quarter of 1994, an increase of $2.0 million. The net income for the second quarter of 1995 included a restructuring charge of $.7 million for hiring, training and asset relocations associated with the restructuring plan adopted in the third quarter of 1994. Excluding the restructuring charge, the increase of $2.7 million was primarily the result of a decrease in operating expenses and an increase in foreign exchange gains offset partially by a decrease in gross profit associated with lower network integration revenues in Canada.

         Consolidated revenues were $55.5 million in the second quarter of 1995, a decrease of 11 percent, or $7.1 million, as compared to the second quarter of 1994. Revenues from equipment products and services were $44.5 million in the second quarter of 1995, a decrease of $5.9 million, or 12 percent, as compared to the second quarter of 1994. Revenues from software products and services, including Plexus(R) software products and software sold in conjunction with equipment, were $11.0 million in the second quarter of 1995. This represented a decrease of $1.2 million, or ten percent, as compared to the second quarter of 1994.

         The decrease in consolidated revenues reflected a decrease in domestic revenues of $1.5 million, or four percent, and a decrease in foreign revenues of $5.6 million, or 19 percent. Foreign operations contributed 42 percent of the second quarter of 1995 revenues compared to 47 percent in the second quarter of 1994.

         Product revenues were $23.2 million, a decrease of 27 percent, or $8.6 million, when compared to the second quarter of 1994. Revenues from equipment products were $16.6 million in the second quarter of 1995, a decrease of 31 percent, or $7.3 million. Revenues from software products were $6.6 million in the second quarter of 1995, a decrease of 16 percent, or $1.3 million. These decreases were primarily due to decreased revenues associated with network integration products provided by Recognition's Canadian subsidiary to branches of the Canadian government as a result of the completion of major contracts in the first quarter of 1995.

         Customer service revenues were $32.3 million, an increase of five percent, or $1.5 million, when compared to the second quarter of 1994. Equipment related service revenues were $28.0 million in the second quarter of 1995, an increase of five percent, or $1.4 million, when compared to the second quarter of 1994. This increase in equipment related service revenues reflected increased international service revenues and increased revenues for Recognition's multi-vendor services offset by decreased revenues from the expected expiration of domestic maintenance agreements for older products. Software service revenues related to both Plexus products and software sold in conjunction with equipment were $4.3 million in the second quarter of 1995, unchanged when compared to the second quarter of 1994.

         Consolidated gross profit in the second quarter of 1995 was $16.8 million, down $1.3 million from the second quarter of 1994. Product gross profit was $7.0 million, or 30 percent of revenues, in the second quarter of 1995 compared to $8.3 million, or 26 percent of revenues, in the second quarter of 1994. This increase in the product gross profit margin was attributable to the lower revenue from network products in Canada which had lower gross profit margins and savings from the closure of the Charlotte, North Carolina facility.

         Customer service gross profit was $9.8 million, or 30 percent of revenues, in the second quarter of 1995 compared to $9.8 million, or 32 percent of revenues, in the second quarter of 1994. This decline in the customer service gross profit margin was a result of start-up expenses associated with new contracts for multi-vendor services.

         Engineering and development expenses decreased $1.5 million due to the completion of certain development activities related to the high-speed document transport and Universal Transport(TM) products in the latter half of 1994, cancellation of non-strategic development activities in the software business and lower sustaining engineering for older, proprietary products.

         Selling and marketing expenses, and general and administrative expenses each decreased $.7 million due to a reduction in headcount as a result of the restructuring.

         Recognition reported a foreign exchange gain of $1.2 million in the second quarter of 1995, compared to $.2 million in the second quarter of 1994. The current period gain is primarily due to valuation gains on intercompany receivables from foreign subsidiaries as a result of the weakening of the U.S. dollar.

         The provisions for income taxes for 1995 and 1994 were a result of income earned by certain foreign entities with relatively high effective tax rates while no tax benefits were available to entities which recorded losses for the three months.



RESULTS OF OPERATIONS - COMPARISON OF SIX MONTH PERIODS ENDED
                        APRIL 30, 1995 AND 1994

         Recognition recorded net income for the first six months of 1995 of $.2 million compared to a net loss of $.7 million in the first six months of 1994, an increase of $.9 million. The net income for the first six months of 1995 included a restructuring charge of $1.3 million for hiring, training and asset relocations associated with the restructuring plan adopted in the third quarter of 1994. Excluding the restructuring charge, the increase of $2.2 million was primarily the result of a decrease in operating expenses and an increase in foreign exchange gains offset partially by lower gross profit in the first six months of 1995 when compared to the first six months of 1994.

         Consolidated revenues were $108.9 million in the first six months of 1995, a decrease of four percent, or $4.1 million, as compared to the first six months of 1994. Revenues from equipment products and services were $85.5 million in the first six months of 1995, a decrease of $4.5 million, or five percent, as compared to the first six months of 1994. Revenues from software products and software sold in conjunction with equipment, were $23.4 million in the first six months of 1995, essentially unchanged when compared to the first six months of 1994.

         The decrease in consolidated revenues reflected a decrease in domestic revenues of $.4 million, or one percent, and a decrease in foreign revenues of $3.7 million, or eight percent. Foreign operations contributed 41 percent of the first six months of 1995 revenues compared to 43 percent in the first six months of 1994.

         Product revenues were $45.7 million, a decrease of eight percent, or $4.2 million, when compared to the first six months of 1995. Revenues from equipment products were $31.0 million in the first six months of 1995, a decrease of 15 percent, or $5.3 million, due primarily to decreased revenues associated with network integration products provided by Recognition's Canadian subsidiary to branches of the Canadian government, partially offset by increased revenues associated with the new, open system high-speed document transport and the Universal Transport products. Revenues from software products were $14.7 million in the first six months of 1995, an increase of eight percent, or $1.1 million, due primarily to sales of third party software in Canada.

         Customer service revenues were $63.2 million, essentially unchanged when compared to the first six months of 1994. Equipment related service revenues were $54.5 in the first six months of 1995, an increase of two percent, or $.8 million. This increase in equipment related service revenues reflected increased international service revenues and increased revenues for multi-vendor services offset by decreased revenues from the expected expiration of domestic maintenance agreements for older products. Software service revenues related to both Plexus products and software sold in conjunction with equipment were $8.7 million in the first six months of 1995, a decrease of eight percent, or $.7 million. The 1994 software service revenues included significant revenues for custom software completed for a customer in Japan.

         Consolidated gross profit in the first six months of 1995 was $32.8 million, down $3.8 million from the first six months of 1994. Product gross profit was $13.5 million, or 29 percent of revenues, in the first six months of 1995 compared to $14.4 million, or 29 percent of revenues, in the first six months of 1994.

         Customer service gross profit was $19.3 million, or 31 percent of revenues, in the first six months of 1995 compared to $22.1 million, or 35 percent of revenues, in the first six months of 1994. The 35 percent gross profit margin in 1994 was unusually high due to custom software revenues in Japan. The 31 percent gross profit margin in 1995 is generally in line with historical trends. However, the gross profit margin on equipment maintenance services is declining as revenues from the service of proprietary products are being replaced by revenues from the service of third party products with lower gross profit margins. Gross profit margins vary for other services based upon the specific services performed. As a result, it is difficult to predict future total customer service gross profit margins.

         Engineering and development expenses decreased $2.9 million due to the completion of certain development activities related to the high-speed document transport and Universal Transport products in the latter half of 1994, cancellation of non-strategic development activities in the software business and lower sustaining engineering for older, proprietary products.

         Selling and marketing expenses, and general and administrative expenses decreased $.7 million and $.9 million, respectively, due to the reduction in headcount as a result of the restructuring.

         Recognition reported a foreign exchange gain of $1.0 million in the first six months of 1995, compared to $.2 million in the first six months of 1994. The current period gain is primarily due to valuation gains on intercompany receivables from foreign subsidiaries as a result of the weakening of the U.S. dollar.

         The provisions for income taxes for 1995 and 1994 were a result of income earned by certain foreign entities with relatively high effective tax rates while no tax benefits were available to entities which recorded losses for the six months.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Registrant's Annual Meeting of Stockholders was held on March 9, 1995, at which time the following matters were voted on:

Re-election of the following directors in Class III with terms to expire in 1998:

                                                    For                 Withheld              Broker Nonvotes
                                                    ---                 --------              ---------------
Gilbert H. Lamphere                                13,024,006           128,731               None

William G. Spears                                  13,012,201           128,731               None

Robert Vanourek                                    12,992,079           128,731               None


ITEM 6.  EXHITITS AND REPORTS ON FORM 8-K

(a) Exhibits - The information required by this portion of Item 6 is set forth in the Index to Exhibits on pages 14 through 17 of this Report.

(b) Reports on Form 8-K - No Reports on Form 8-K were filed during the quarter for which this Report is being filed. A Current Report on Form 8-K dated May 19, 1995 was subsequently filed by the Registrant.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                            RECOGNITION INTERNATIONAL INC.
                                                                (Registrant)




Date: June 6, 1995                                          /s/Thomas Hoefert
      ---------------                                       ------------------------------------
                                                            Thomas E. Hoefert
                                                            Vice President and Chief Financial Officer
                                                            (Duly Authorized Officer and
                                                            Principal Financial Officer)

                               INDEX TO EXHIBITS



EXHIBIT                                          DESCRIPTION OF DOCUMENT
- -------                                          -----------------------
2.1      Agreement and Plan of Merger dated as of May 19, 1995 among BancTec, Inc., BTec Merger Subsidiary and
         Registrant (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated
         March 19, 1995).

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


                               INDEX TO EXHIBITS



EXHIBIT                                          DESCRIPTION OF DOCUMENT
- -------                                          -----------------------
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



                               INDEX TO EXHIBITS



EXHIBIT                                          DESCRIPTION OF DOCUMENT
- -------                                          -----------------------
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





                               INDEX TO EXHIBITS



EXHIBIT                                          DESCRIPTION OF DOCUMENT
- -------                                          -----------------------
         to Registrant's Quarterly Report on Form 10-Q for the period ended July 31, 1993).

Management Contracts and Compensatory Plans and Arrangements (Exhibits 10.1
through 10.5)

10.1     Assignment of Target Bonus for fiscal year 1995 under the Executive
         Bonus Plan for Robert A. Vanourek.

10.2     Assignment of Target Bonus for fiscal year 1995 under the Executive
         Bonus Plan for Robert M. Swartz.

10.3     Assignment of Target Bonus for fiscal year 1995 under the Executive
         Bonus Plan for Thomas D. Neitzel.

10.4     Letter agreement dated May 19, 1995 between Registrant and Robert A.
         Vanourek.

10.5     Letter agreement dated May 19, 1995 between Registrant and Robert M.
         Swartz.

11.1     Statement re computation of per share earnings.

15.      Not applicable.

18.      Not applicable.

19.      Not applicable.

22.      Not applicable.

23.      Not applicable.

24.      Not applicable.

27.1     Financial Data Schedules.

99.      Not applicable.
