Form 10-Q
period 1995-07-31
RECOGNITION INTERNATIONAL INC
filed 1995-09-14
CIK 82523

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JULY 31, 1995

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


At September 11, 1995, the Registrant had outstanding 15,406,840 shares of its Common Stock, par value $.25 per share.

                RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.       FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS.
                   ---------------------

                   Consolidated Balance Sheet as of                          1
                      July 31, 1995 and October 31, 1994.

                   Consolidated Statement of Operations -                    2
                      Three Months and Nine Months
                      Ended July 31, 1995 and 1994.

                   Consolidated Statement of Cash Flows -                    3
                      Nine Months Ended July 31, 1995 and 1994.

                   Notes to Consolidated Financial Statements.               4

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   ----------------------------------------
                   FINANCIAL CONDITION AND RESULTS OF
                   ----------------------------------
                   OPERATIONS.                                               7
                   -----------

PART II.      OTHER INFORMATION

         ITEM 2.   CHANGES IN SECURITIES                                    14
                   ---------------------

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                         14
                   --------------------------------

                   (a) Exhibits
                   (b) Reports on Form 8-K

SIGNATURES                                                                  15

INDEX TO EXHIBITS                                                           16

                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
               RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 (thousands)

                                                        July 31,
                                                          1995                 October 31,
ASSETS                                                 (Unaudited)                1994
                                                       -----------             -----------
Current assets:
   Cash and cash equivalents, including
       restricted amounts of $1,755 in 1995
       and $6,359 in 1994                               $ 29,097                 $ 40,115
   Short-term investments, including
       restricted amounts of $5,647 in 1995
       and $536 in 1994                                    5,661                      549
   Receivables - net                                      52,244                   50,263
   Inventories:
       Raw materials and parts                            11,383                    4,375
       Work in process                                    10,856                   10,243
       Finished goods                                     10,562                   10,067
   Other current assets                                    5,048                    5,599
                                                        ---------                ---------
Total current assets                                     124,851                  121,211
                                                        ---------                ---------
Property, plant and equipment - net                       14,811                   16,304
Service parts - net                                       28,544                   25,281
Long-term receivables                                      3,151                    5,278
Goodwill - net                                            14,726                   16,377
Capitalized software - net                                 5,230                    5,605
Other assets                                              13,713                   14,407
                                                        ---------                ---------
Total assets                                            $205,026                 $204,463
                                                        =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                      $  8,694                 $  7,988
   Trade accounts payable                                 16,178                   10,426
   Domestic and foreign income taxes                         522                    1,650
   Accrued compensation and benefits                       5,758                    5,328
   Advance payments by customers                          18,026                   20,350
   Accrued and other current liabilities                  18,247                   22,877
                                                        ---------                ---------
Total current liabilities                                 67,425                   68,619
                                                        ---------                ---------
Long-term debt                                            49,472                   51,722
                                                        ---------                ---------
Other liabilities                                          6,814                    6,285
                                                        ---------                ---------
Stockholders' equity:
   Preferred stock, no par value:  authorized
       shares - 800; issued shares - none                     --                       --
   Series A junior participating preferred
       stock, no par value:  authorized shares -
       200; issued shares - none                              --                       --
   Common stock, $.25 par value:  authorized
       shares - 30,000; issued shares - 15,406
       in 1995 and 15,295 in 1994                          3,852                    3,824
   Capital in excess of par value                        142,295                  140,851
   Accumulated deficit                                   (62,691)                 (63,947)
   Translation adjustments                                (1,753)                  (2,503)
   Treasury stock                                           (388)                    (388)
                                                        ---------                ---------
Total stockholders' equity                                81,315                   77,837
                                                        ---------                ---------
Commitments and contingencies
                                                        ---------                ---------
Total liabilities and stockholders' equity              $205,026                 $204,463
                                                        =========                =========


See notes to consolidated financial statements.

                RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                         (thousands, except per share)

                                                     Three months ended                        Nine months ended
                                                          July 31,                                  July 31,
                                                ----------------------------             -----------------------------
                                                   1995              1994                  1995                1994
                                                ---------          ---------             ---------           ---------
Revenues:
  Product                                       $ 20,518           $ 14,620              $ 66,201            $ 64,489
  Customer service                                31,995             30,497                95,164              93,553
                                                ---------          ---------             ---------           ---------
                                                  52,513             45,117               161,365             158,042
                                                ---------          ---------             ---------           ---------

Cost of revenues:
  Product                                         13,936             11,817                46,164              47,237
  Customer service                                22,771             21,583                66,632              62,523
                                                ---------          ---------             ---------           ---------
                                                  36,707             33,400               112,796             109,760
                                                ---------          ---------             ---------           ---------

Gross profit                                      15,806             11,717                48,569              48,282

Operating expenses:
  Engineering and development                      2,327              6,225                 7,814              14,569
  Selling and marketing                            8,332              8,078                24,487              24,912
  General and administrative                       2,527              3,305                 8,362              10,056
  Restructuring                                      223             19,041                 1,527              19,041
  Amortization and other operating                   840              1,233                 2,436               2,994
                                                ---------          ---------             ---------           ---------

Operating income (loss)                            1,557            (26,165)                3,943             (23,290)

Interest income                                      583                570                 1,851               1,749
Interest expense                                  (1,003)            (1,067)               (3,153)             (3,215)
Foreign exchange gains (losses),
    net                                             (156)               502                   800                 676
Other income (expense), net                           10                 26                   (28)               (167)
                                                ---------          ---------             ---------           ---------

Income (loss) before income taxes                    991            (26,134)                3,413             (24,247)
Benefit (provision) for income
    taxes                                            121               (292)               (2,155)             (2,914)
                                                ---------          ---------             ---------           ---------

Net income (loss)                               $  1,112           $(26,426)             $  1,258            $(27,161)
                                                =========          =========             =========           =========


Earnings (loss) per share                       $    .07           $  (1.71)             $    .08            $  (1.73)
                                                =========          =========             =========           =========


Weighted average shares                           15,653             15,474                15,548              15,695
                                                =========          =========             =========           =========


See notes to consolidated financial statements.

                RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                  (thousands)

                                                                  Nine months ended
                                                                        July 31,
                                                             ----------------------------
                                                                1995              1994
                                                             ---------          ---------
OPERATING ACTIVITIES:
Net income (loss)                                            $  1,258           $(27,161)
Adjustments to reconcile net income (loss) to net
  cash provided by (used for) operating activities:
   Depreciation                                                 8,865              8,289
   Amortization                                                 3,932              5,258
   Restructuring                                                1,527             19,041
   Write-down of capitalized software                              --              2,821
   Net book value of service parts used                         1,450                766
   Other                                                          786              1,488
   Changes in assets and liabilities:
     Receivables                                               (1,150)             3,528
     Inventories                                               (7,951)            (3,838)
     Trade accounts payable                                     4,907                 78
     Advance payments by customers                             (2,496)            (3,287)
     Other current assets and liabilities                      (5,691)            (8,529)
     Other non-current assets and liabilities                     853                500
                                                             ---------          ---------

  Net cash provided by (used for) operating activities          6,290             (1,046)
                                                             ---------          ---------

INVESTING ACTIVITIES:
Additions to property, plant and equipment                     (2,456)            (4,731)
Additions to service parts                                     (9,841)           (11,481)
Additions to capitalized software                                (935)            (2,302)
Increase in short-term investment                              (5,161)               (11)
Payment for acquisition of business                              (197)              (405)
Escrow for purchase of real property                            1,400                 --
Other                                                              30                248
                                                             ---------          ---------

  Net cash used for investing activities                      (17,160)           (18,682)
                                                             ---------          ---------

FINANCING ACTIVITIES:
Proceeds from issuance of short-term debt                         200                273
Repayment of short-term debt                                     (417)              (583)
Repayment of long-term debt                                    (1,934)                --
Issuance of common stock                                          611              1,460
                                                             ---------          ---------

  Net cash provided by (used for) financing activities         (1,540)             1,150
                                                             ---------          ---------

Effect of exchange rate changes on cash                         1,392                799
                                                             ---------          ---------

Net decrease in cash and cash equivalents                     (11,018)           (17,779)
Cash and cash equivalents at beginning of period               40,115             53,334
                                                             ---------          ---------
Cash and cash equivalents at end of period                   $ 29,097           $ 35,555
                                                             =========          =========

Supplemental disclosures of cash flow information:
  Cash paid during the nine-month period for:
   Interest                                                  $  2,142           $  2,142
   Income taxes                                              $  3,455           $  5,015
                                                             =========          =========

See notes to consolidated financial statements.

                RECOGNITION INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in Recognition's Annual Report on Form 10-K for the year ended October 31, 1994. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments of a normal recurring nature necessary to fairly present Recognition's financial position, results of operations and cash flows. The results of operations for the nine months ended July 31, 1995 may not be indicative of the results that may be expected for the year ending October 31, 1995.

(2) Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

(3) In 1994, Recognition adopted a plan to restructure its operations. There were three major parts to this plan: (1) to eliminate duplicate support and overhead operations and move Recognition's systems business more quickly through the transition from older, proprietary products to newer, open architecture products by consolidating certain operations; (2) to consolidate manufacturing and engineering into the Dallas, Texas facility and to close the Charlotte, North Carolina facility and other offices; and (3) to reduce expenses and overall headcount in Recognition's software business by consolidating certain software support functions. At the end of the third quarter of 1995, the restructuring plan was substantially complete.

         As a result of adopting this plan, Recognition recorded restructuring charges of $19,732,000 in 1994 and $1,454,000 in 1995. In the third quarter of 1995, Recognition reduced the amounts previously recorded by $1,879,000 as the current estimate of liabilities to be paid was lower than originally estimated. These net charges include termination benefits of $7,257,000 for the involuntary termination of 296 employees. The majority of the employees affected by the restructuring were employed in Recognition's Charlotte, North Carolina facility. The remainder of the affected employees were employed in the systems and software businesses. The restructuring charges also include $2,866,000 for obligations relating to employee relocation, $5,223,000 for the write-down of certain assets no longer required in the business, $1,407,000 for facility lease terminations and $2,554,000 for other related items. As of July 31, 1995, Recognition has paid $5,133,000 in termination benefits for the involuntary termination of 278 employees and has written down assets or paid amounts totaling $10,785,000 related to other restructuring items.

(4) Recognition has been notified by a major customer of its Netherlands subsidiary they will not renew their maintenance contract at the end of its term. As a result, Recognition plans to terminate 24 customer service technicians and support personnel located in the subsidiary by the third quarter of 1996. A restructuring charge of $1,996,000 and a related income tax benefit of $618,000 were recorded in the third quarter of 1995 for the estimated termination benefits to be paid to those employees.

(5) On May 19, 1995, the boards of directors of BancTec, Inc. (BancTec) and Recognition unanimously approved an agreement to merge the two companies through an exchange of stock. Under the terms of the agreement, Recognition stockholders will receive .59 of a share of BancTec common stock for each share of Recognition common stock owned. The agreement is subject to regulatory approval as well as approval by the stockholders of both companies. Stockholder meetings for both companies to vote on this matter are scheduled for September 27, 1995. BancTec and Recognition each filed notification and report forms under the Hart-Scott-Rodino Act with the Federal Trade Commission and the Antitrust Division on June 8, 1995 along with requests for early termination of the waiting period. On July 7, 1995, the Antitrust Division issued a request for additional information and documents relevant to the proposed acquisition. Both parties produced documents to the Antitrust Division in response to such request. On August 28, 1995, the Antitrust Division issued to each party a Civil Investigative Demand ("CID") requesting additional information and documents. Both parties currently are responding to the CID, and the transaction remains under further review by the Antitrust Division. The transaction is expected to be tax free to both companies' stockholders and to be accounted for on a "pooling of interests" basis. Under this basis of accounting, the assets and liabilities of BancTec and Recognition will be combined based on the respective carrying values of the accounts in the historical financial statements of each entity. Results of operations of the combined company will include income of BancTec and Recognition for the entire fiscal period in which the combination occurs and the historical results of operations of the separate companies for fiscal years prior to the merger will be combined and reported as the results of operations of the combined company.

(6) In August 1995, a lawsuit was filed against Recognition and certain of its officers and employees by a distributor of the Company's products alleging breach of contract, tortious interference, fraud, and breach of fiduciary duties, among other claims, and seeking actual and punitive damages in an unspecified amount. The defendants intend to deny the allegations and vigorously defend the suit. No discovery has occurred in the suit and neither the outcome nor the effect on Recognition can be assessed at this time.

         At July 31, 1995, Recognition was contingently liable for approximately $899,000 under letters of credit issued primarily in connection with vendor purchase contracts and performance guarantees on customer sales contracts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CHANGES IN FINANCIAL CONDITION

         On May 19, 1995, the boards of directors of BancTec, Inc. (BancTec) and Recognition unanimously approved an agreement to merge the two companies through an exchange of stock. Under the terms of the agreement, Recognition stockholders will receive .59 of a share of BancTec common stock for each share of Recognition common stock owned. The agreement is subject to regulatory approval as well as approval by the stockholders of both companies.
Stockholder meetings for both companies to vote on this matter are scheduled for September 27, 1995. BancTec and Recognition each filed notification and report forms under the Hart-Scott-Rodino Act with the Federal Trade Commission and the Antitrust Division on June 8, 1995 along with requests for early termination of the waiting period. On July 7, 1995, the Antitrust Division issued a request for additional information and documents relevant to the proposed acquisition. Both parties produced documents to the Antitrust Division in response to such request. On August 28, 1995, the Antitrust Division issued to each party a Civil Investigative Demand ("CID") requesting additional information and documents. Both parties currently are responding to the CID, and the transaction remains under further review by the Antitrust Division. The transaction is expected to be tax free to both companies' stockholders and to be accounted for on a "pooling of interest" basis. Under this basis of accounting, the assets and liabilities of BancTec and Recognition will be combined based on the respective carrying values of the accounts in the historical financial statements of each entity. Results of operations of the combined company will include income of BancTec and Recognition for the entire fiscal period in which the combination occurs and the historical results of operations of the separate companies for fiscal years prior to the merger will be combined and reported as the results of operations of the combined company.

         Recognition adopted a restructuring plan in 1994 to consolidate certain operations in its systems business, close its Charlotte, North Carolina facility and other offices and consolidate certain software support functions. The plan was substantially completed by the end of the third quarter of 1995. As a result of adopting this plan, Recognition recorded restructuring charges of $19.7 million in 1994 and $1.5 million in 1995 for obligations relating to employee severance and relocation, write-down of certain assets no longer required in the business, facility lease terminations, the hiring and training of employees to accomplish the restructuring and other related items. In the third quarter of 1995, Recognition reduced the previously recorded restructuring charges by $1.9 million. Recognition also recorded a restructuring charge in the third quarter of 1995 of $2.0 million for termination benefits to be paid to employees in its Netherlands subsidiary who are expected to be involuntarily terminated as a result of the expiration of a maintenance contract with a major customer. As of July 31, 1995, approximately $5.4 million of cash remains to be paid under both restructuring plans, a substantial portion of which will be paid over the next twelve months.

         Working capital at July 31, 1995 was $57.4 million, an increase of $4.8 million compared to October 31, 1994. The change was a result of an increase in current assets of $3.6 million and a decrease in current liabilities of $1.2 million.

         The increase in current assets included an increase in inventories of $8.1 million due to purchases in anticipation of future shipments. Short-term investments increased $5.1 million due to investments previously held in cash equivalents being invested in securities with original maturities greater than three months. Accounts receivable increased $2.0 million primarily due to revenue recorded for shipments made in the third quarter of 1995. These increases were partially offset by a decrease in cash and cash equivalents of $11.0 million (see Consolidated Statement of Cash Flows).

         The decrease in current liabilities included a $4.6 million decrease in accrued and other current liabilities due to payments related to restructuring liabilities accrued at October 31, 1994. Advance payments by customers decreased $2.3 million due to products and services delivered in the first nine months of 1995 for which payment was received in 1994. These decreases were partially offset by an increase in trade accounts payable of $5.8 million due to recent inventory purchases.

         Recognition is a defendant in a lawsuit described in Note 6 of the "Notes to Consolidated Financial Statements" appearing on page 5 of this Report. Recognition intends to deny the allegations and vigorously defend the suit. No discovery has occurred in the suit and neither the outcome nor the effect on Recognition can be assessed at this time.

         Recognition's orders and revenues have been and may continue to be adversely impacted by the announcement of the proposed merger and resulting uncertainties created in the market place for its products and services. In the event orders and revenues are substantially impacted, Recognition's liquidity, particularly in its domestic operations, may be adversely affected. At July 31, 1995, Recognition had $34.8 million of cash, cash equivalents and short-term investments, of which $13.9 million was held in its domestic operations and $20.9 million was held by its foreign subsidiaries. Of the amounts held by foreign subsidiaries, $7.4 million was pledged as collateral or otherwise committed to secure certain guarantees and a foreign bank loan, and the remainder may be subject to currency transfer restrictions. Recognition's credit facility expired in July 1995, and was not renewed due to the proposed merger with BancTec.

       RESULTS OF OPERATIONS - COMPARISON OF THREE MONTH PERIODS ENDED
                            JULY 31, 1995 AND 1994

         Recognition recorded net income for the third quarter of 1995 of $1.1 million compared to a net loss of $26.4 million in the third quarter of 1994, an increase of $27.5 million. Net income for the third quarter of 1995 included a restructuring charge of $.2 million for hiring, training and asset relocations associated with the restructuring plan adopted in the third quarter of 1994 and a reduction of previously recorded restructuring liabilities of $1.9 million as the current estimate of liabilities to be paid was lower than originally estimated. This reduction was offset by a $2.0 million restructuring charge and a related income tax benefit of $.6 million related to the planned termination of employees in Recognition's Netherlands subsidiary. The loss for the third quarter of 1994 included a restructuring charge of $18.6 million, net of tax, and $5.9 million of other charges. The other charges included $1.8 million for the write-down of inventory and $.4 million of additional amortization of capitalized software charged to cost of product revenues, $.5 million for the write-down of service parts charged to cost of customer service revenues, $2.8 million for the write-down of certain capitalized software charged to engineering and development expenses, and $.4 million of additional allowances for bad debt charged to other operating expenses. Excluding the restructuring charges and the other charges, net income for the third quarter of 1995 was $.7 million and the net loss for the third quarter of 1994 was $1.9 million, an increase of $2.6 million. This increase was primarily the result of an increase in revenues associated with the new, open system high-speed document transport and the Universal Transport(TM) products and a decrease in operating expenses associated with the restructuring.

         Consolidated revenues were $52.5 million in the third quarter of 1995, an increase of 16 percent, or $7.4 million, as compared to the third quarter of 1994. Consolidated revenues from equipment products and services were $41.3 million in the third quarter of 1995, an increase of $5.5 million, or 15 percent, as compared to the third quarter of 1994. Consolidated revenues from software products and services, including Plexus(R) software products and software sold in conjunction with equipment, were $11.2 million in the third quarter of 1995. This represented an increase of $1.9 million, or 20 percent, as compared to the third quarter of 1994.

         The increase in consolidated revenues reflected an increase in domestic revenues of $5.3 million, or 18 percent, and an increase in foreign revenues of $2.1 million, or 13 percent. Foreign operations contributed 34 percent of revenues for the third quarter of 1995 compared to 35 percent in the third quarter of 1994.

         Product revenues were $20.5 million, an increase of 40 percent, or $5.9 million, when compared to the third quarter of 1994. Revenues from equipment products were $13.2 million in the third quarter of 1995, an increase of 47 percent, or $4.2 million, due to increased revenues associated with the new, open system high-speed document transport and the Universal Transport products. Revenues from software products were $7.3 million in the third quarter of 1995, an increase of 30 percent, or $1.7 million, primarily due to increased sales of Plexus and third party software products.

         Customer service revenues were $32.0 million, an increase of five percent, or $1.5 million, when compared to the third quarter of 1994.
Equipment related service revenues were $28.1 million in the third quarter of 1995, an increase of five percent, or $1.5 million. This increase in equipment related service revenues reflected increased revenues for Recognition's multi-vendor services offset by decreased revenues from the expected expiration of domestic maintenance agreements for older products. Software service revenues related to both Plexus products and software sold in conjunction with equipment were $3.9 million in the third quarter of 1995, unchanged when compared to the third quarter of 1994.

         Consolidated gross profit in the third quarter of 1995 was $15.8 million, up $4.1 million from the third quarter of 1994. Product gross profit was $6.6 million, or 32 percent of revenues, compared to $2.8 million, or 19 percent of revenues, in the third quarter of 1994. Product gross profit for the third quarter of 1994 included the charges for the write-down of inventory of $1.8 million and for additional amortization of capitalized software of $.4 million. Excluding these charges, product gross profit for the third quarter of 1994 was $5.0 million, or 34 percent of revenues.

         Customer service gross profit was $9.2 million, or 29 percent of revenues, in the third quarter of 1995 compared to $8.9 million, or 29 percent of revenues in the third quarter of 1994.

         Engineering and development expenses decreased $3.9 million due to the $2.8 million charge for the write-down of certain capitalized software in the third quarter of 1994, the completion of certain development activities related to the high-speed document transport and Universal Transport products in the latter half of 1994, cancellation of non- strategic development activities in the software business and lower sustaining engineering for older, proprietary products.

         General and administrative expenses decreased $.8 million due to a reduction in headcount as a result of the restructuring.

         Recognition recorded a foreign exchange loss of $.2 million in the third quarter of 1995, compared to a foreign exchange gain of $.5 million in the third quarter of 1994. The current period loss is primarily due to valuation losses on intercompany receivables from foreign subsidiaries as a result of the strengthening of the U.S. dollar.

         The provisions for income taxes for 1995 and 1994 were a result of income earned by certain foreign entities with relatively high effective tax rates while no tax benefits were available to entities which recorded losses for the three months. The 1995 provision also included a $.6 million tax benefit for the restructuring charges related to Recognition's Netherlands subsidiary recorded in the third quarter of 1995, while the 1994 provision included a $.4 million tax benefit for the restructuring charges recorded in the third quarter of 1994.


        RESULTS OF OPERATIONS - COMPARISON OF NINE MONTH PERIODS ENDED
                            JULY 31, 1995 AND 1994

         Recognition recorded net income for the first nine months of 1995 of $1.3 million compared to a net loss of $27.2 million in the first nine months of 1994, an increase of $28.5 million. Net income for the first nine months of 1995 included a restructuring charge of $1.5 million for hiring, training and asset relocations associated with the restructuring plan adopted in the third quarter of 1994 and a reduction of previously recorded restructuring liabilities of $1.9 million as the current estimate of liabilities to be paid was lower than originally estimated. This reduction was offset by a $2.0 million restructuring charge and a related income tax benefit of $.6 million related to the planned termination of employees in Recognition's Netherlands subsidiary. The loss for the first nine months of 1994 included a restructuring charge of $18.6 million, net of tax, and $5.9 million of other charges. Excluding the restructuring charges and the other charges, net income for the first nine months of 1995 was $2.2 million and the net loss for the first nine months of 1994 was $2.7 million, an increase of $4.9 million. This increase was primarily the result of a decrease in operating expenses associated with the restructuring.

         Consolidated revenues were $161.4 million in the first nine months of 1995, an increase of two percent, or $3.3 million, as compared to the first nine months of 1994. Consolidated revenues from equipment products and services were $126.7 million in the first nine months of 1995, an increase of $1.1 million, or one percent, as compared to the first nine months of 1994. Consolidated revenues from software products and services, including Plexus software products and software sold in conjunction with equipment, were $34.7 million in the first nine months of 1995. This represented an increase of $2.2 million, or seven percent, as compared to the first nine months of 1994.

         The increase in consolidated revenues reflected an increase in domestic revenues of $4.9 million, or five percent and a decrease in foreign revenues of $1.6 million, or three percent. Foreign operations contributed 39 percent of revenues for the first nine months of 1995 compared to 41 percent in the first nine months of 1994.

         Product revenues were $66.2 million, an increase of three percent, or $1.7 million, when compared to the first nine months of

1994. Revenues from equipment products were $44.1 million in the first nine months of 1995, a decrease of two percent, or $1.1 million, due primarily to decreased revenues associated with network integration products provided by Recognition's Canadian subsidiary to branches of the Canadian government, partially offset by increased revenues associated with the new, open system high-speed document transport and the Universal Transport products. Revenues from software products were $22.1 million in the first nine months of 1995, an increase of 15 percent, or $2.8 million, due primarily to sales of Plexus and third party software products.

         Customer service revenues were $95.2 million, an increase of two percent, or $1.6 million, when compared to the first nine months of 1994. Equipment related service revenues were $82.6 million in the first nine months of 1995, an increase of three percent, or $2.3 million. This increase in equipment related service revenues reflected increased international service revenues and increased revenues for multi-vendor services offset by decreased revenues from the expected expiration of maintenance agreements for older products. Software service revenues related to both Plexus products and software sold in conjunction with equipment were $12.6 million in the first nine months of 1995, a decrease of five percent, or $.7 million. The 1994 software service revenues included significant revenues for custom software completed for a customer in Japan.

         Consolidated gross profit in the first nine months of 1995 was $48.6 million, up $.3 million from the first nine months of 1994. Product gross profit was $20.0 million, or 30 percent of revenues in the first nine months of 1995 compared to $17.3 million, or 27 percent of revenues, in the first nine months of 1994. Product gross profit for 1994 included the charges for the write-down of inventory of $1.8 million and for additional amortization of capitalized software of $.4 million. Excluding these charges, product gross profit was $19.5 million, or 30 percent of revenues in 1994.

         Customer service gross profit was $28.5 million, or 30 percent of revenues, in the first nine months of 1995 compared to $31.0 million, or 33 percent of revenues in the first of nine months of 1994. The 33 percent gross profit margin in 1994 was unusually high due to custom software revenues in Japan. The 30 percent gross profit margin in 1995 is generally in line with historical trends. However, the gross profit margin on equipment maintenance services is declining as revenues from the service of proprietary products are being replaced by revenues from the service of third party products with lower gross profit margins. Gross profit margins vary for other services based upon the specific services performed. As a result, it is difficult to predict future total customer service gross profit margins.

         Engineering and development expenses decreased $6.8 million due to the $2.8 million charge for the write-down of certain capitalized software in the third quarter of 1994, the completion of certain development activities related to the high-speed document transport and Universal Transport products in the latter half of 1994, cancellation of non-strategic development activities in the software business and lower sustaining engineering for older, proprietary products.

         General and administrative expenses decreased $1.7 million due to a reduction in headcount as a result of the restructuring.

         Amortization and other operating expenses decreased $.6 million primarily due to the $.4 million charge to record additional allowances for bad debt recorded in 1994.

         The provisions for income taxes for 1995 and 1994 were a result of income earned by certain foreign entities with relatively high effective tax rates while no tax benefits were available to entities which recorded losses for the nine months. The 1995 provision also included a $.6 million tax benefit for the restructuring charges related to Recognition's Netherlands subsidiary recorded in the third quarter of 1995, while the 1994 provision included a $.4 million tax benefit for the restructuring charges recorded in the third quarter of 1994.

                          PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

In July 1995, Recognition's $25 million credit facility expired and was not renewed due to the proposed merger with BancTec, Inc. The credit facility contained various covenants, including maintenance of certain financial ratios, net worth requirements and restrictions on future borrowings and payment of dividends. In addition, the obligations under the facility were secured by a lien on substantially all of Recognition's assets, excluding its real estate.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The information required by this portion of Item 6 is set forth in the Index to Exhibits on pages 16 through 19 of this Report.

(b) Reports on Form 8-K - A Current Report on Form 8-K dated May 19, 1995 was filed by the Registrant during the quarter for which this report is being filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        RECOGNITION INTERNATIONAL INC.
                                                (Registrant)




Date: September 14, 1995                /s/Thomas Hoefert
      ------------------                ------------------------------------
                                        Thomas E. Hoefert
                                        Vice President and Chief Financial
                                        Officer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)

                               INDEX TO EXHIBITS



EXHIBIT                    DESCRIPTION OF DOCUMENT
-------                    -----------------------
2.1        Agreement and Plan of Merger dated as of May 19, 1995 among BancTec, Inc.,
           BTEC Merger Subsidiary, Inc. and Registrant (incorporated by reference to
           Exhibit 2.1 to Registrant's Current Report on Form 8-K dated March 19, 1995).

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

                               INDEX TO EXHIBITS



EXHIBIT                    DESCRIPTION OF DOCUMENT
-------                    -----------------------
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

4.9        Amended and Restated Credit Agreement dated as of July 29, 1993 by and among
           Registrant and The First National Bank of Boston, National Bank of Canada, New
           York Branch and First Interstate Bank of Texas, N.A. (incorporated by reference to Exhibit 4.11 to Registrant's Quarterly Report on Form 10-Q for
           the period ended July 31, 1993).

4.10       First Amendment to Amended and Restated Credit Agreement and Amendment No. 2
           to Stock Pledge Agreement dated as of January 31, 1994 by and among
           Registrant, Recognition Australia Pty. Ltd., Recognition Holding Limited, The
           First National Bank of Boston, National Bank of Canada, New York Branch and
           First Interstate Bank of Texas, N.A., (incorporated by reference to Exhibit
           4.12 to Registrant's Quarterly Report on Form 10-Q for the period ended
           January 31, 1994).

4.11       Second Amendment dated as of October 31, 1994 to Amended and Restated Credit
           Agreement dated as of July 29, 1993 (incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the period ended October 31,
           1994).

4.12       Amended and Restated Revolving Credit Notes dated as of July 29, 1993 in the principal amounts of $12,000,000, $7,000,000 and $6,000,000 payable by
           Registrant to The First National Bank of Boston, as agent for The First
           National Bank of Boston, First

                               INDEX TO EXHIBITS



EXHIBIT                    DESCRIPTION OF DOCUMENT
-------                    -----------------------
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



EXHIBIT                    DESCRIPTION OF DOCUMENT
-------                    -----------------------
18.        Not applicable.

19.        Not applicable.

22.        Not applicable.

23.        Not applicable.

24.        Not applicable.

27.1       Financial Data Schedules.

99.        Not applicable.